Form 10QSB
period 2007-06-30
BMX Development Corp.
filed 2007-07-27
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (FKA BIOMETRIX INTERNATIONAL, INC.)
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

17111 Kenton Drive, Suite 100-B
Cornelius, North Carolina 28031
(Address of principal executive offices)

704-892-8733
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [  ] No [X]

Number of shares of common stock outstanding as of July 27, 2007: 750,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATEDFINANCIAL STATEMENTS

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$2,063
TOTAL CURRENT ASSETS	2,063

FIXED ASSETS:
Machinery and equipment	65,000
Accumulated depreciation	(36,833)
TOTAL FIXED ASSETS	28,167

TOTAL ASSETS	$30,230

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,392
Current portion of bank note payable	1,253
TOTAL CURRENT LIABILITIES	4,645

LONG-TERM LIABILITIES
Bank note payable	6,510
TOTAL LONG-TERM LIABILITIES	6,510

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 750,000 shares issued and outstanding)	750
Additional paid in capital	96,950
Retained deficit	(78,625)
TOTAL STOCKHOLDERS' EQUITY	19,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,230

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUES:
Sales	$20,502	$32,080	$36,420	$54,353
Cost of sales	(11,679)	(19,771)	(18,058)	(36,586)
Gross profit	8,823	12,309	18,362	17,767

EXPENSES:
Selling, general and administrative expenses	14,790	14,357	25,364	22,633
Total expenses	14,790	14,357	25,364	22,633

Loss from operations	$(5,967)	$(2,048)	$(7,002)	$(4,866)

Interest expense	(1,767)	(2,604)	(2,302)	(3,908)

Loss before income taxes	(7,734)	(4,652)	(9,304)	(8,774)

Provision for income taxes	-	-	-	-

NET LOSS	$(7,734)	$(4,652)	$(9,304)	$(8,774)

Basic and fully diluted net loss per common share:	$(0.011)	$(0.008)	$(0.015)	$(0.016)

Weighted average common shares outstanding	683,333	550,000	616,667	550,000

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances, January 1, 2007	550,000	$550	$91,550	$(69,321)

Fair value of rent contributed by related party	-	-	5,400	-

Issuance for acquisition of Johnson High Performance, Inc.	200,000	200	-	-

Net loss for the quarter ended June 30, 2007	-	-	-	(9,304)

Balances, June 30, 2007	750,000	$750	$96,950	$(78,625)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,304)	$(8,774)
Depreciation	6,500	6,500
Fair value of rent contributed by related party	5,400	5,400
Increase (decrease) in operating liabilities
Accounts payable	(408)	(998)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,188	2,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of bank note payable	(460)	(460)
NET CASH USED IN FINANCING ACTIVITIES	(460)	(460)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,728	1,668

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	335	-

END OF THE PERIOD	$2,063	$1,668

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING ACTIVITIES:

None

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

BMX Development Corp., FKA Biometrix International Inc., (the “Company”) is a motor cycle repair service company located in the Charlotte, North Carolina area. The Company was certified as incorporated in the State of Florida officially on January 3, 2005 although the articles of incorporation were filed on December 28, 2004. Accordingly, under Florida Statutes 607.0203, the effective date for corporate existence was December 28, 2004, within five business days of the certification thereto. On May 30, 2007, the Company legally changed its name to BMX Development Corp. to better suit the business in which it currently operates in.

Basis of Presentation

The consolidated financial statements include the accounts of BMX Development Corp. and its wholly owned subsidiary under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated.

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Deferred Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Financial Instruments

The Company’s consolidated financial instruments are cash and accounts payable. The recorded values of receivables and payables approximate their fair values based on their short-term nature.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of six months or less to be cash equivalents.

Revenue Recognition– Revenue is recognized when repair services are completed provided collection of the resulting receivable is probable.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the consolidated financial statements.

Loss Per Share - The Company reports loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to consolidated net loss for the period presented in the computation of consolidated diluted earnings per share.

Impairment of Long-Lived Assets - The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from six to seven years.

When assets are sold or retired, their costs and accumulated deprecation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Share-Based Payments - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS No. 123 and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation”. This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. Shares of commons stock issued for services rendered by a third party are recorded at fair market value, generally the quote at the close of market trading on the day for issuance of the stock or most recent sale. The Company adopted this standard during year ended December 31, 2006 using the modified prospective method.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements - In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of consolidated operations or consolidated financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.) – In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

Recent Accounting Pronouncements (cont.) –  In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of consolidated financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material effect on its consolidated financial statements.

NOTE 2 INCOME TAXES

At June 30, 2007, the Company had federal and state net operating loss carry forwards of approximately $56,000 that expire in the year 2020.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended June 30, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

The Company’s deferred tax asset at June 30, 2007 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $9,600 less a valuation allowance in the amount of approximately $9,600. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $800 for the six month period June 30, 2007.

The Company’s total deferred tax asset as of June 30, 2007 is as follows:

Net operating loss carry forwards                                                           $    9,600
Valuation allowance                                                                                   (9,600)

Net deferred tax asset                                                                            $      --
            =======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the six months ended June 30, 2007 and 2006 is as follows:

Income tax computed at the federal statutory rate                   34%
Income tax computed at the state statutory rate                       5%
Valuation allowance                                                            (39%)

Total deferred tax asset                                                        0%

NOTE 3 CAPITAL STOCK

The Company is authorized to issue 200,000,000 common shares at $.001 par value per share.

The Company issued 200,000 common shares in May of 2007 to its Vice President, for the purchase of all of his stock in a motorcycle repair company that he solely owned.

NOTE 4 LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the six months ended June 30, 2007 and 2006.

MX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE 5 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2007 and 2006 are summarized as follows:

Cash paid during the period for interest and income taxes:

                                  2007               2006

Income Taxes           $   --                $  --
Interest                     $2,302             $3,908

NOTE 6 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE 7 BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 10.25%, secured by equipment with a net book value of approximately $28,167 at June 30, 2007. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of June 30, 2007 for the next five years and thereafter is as follows:

2007                                                      $       1,253
2008                                                      $       1,394
2009                                                      $       1,552
2010                                                      $       1,728
2011                                                      $       1,836
Total                                                      $       7,763
              ========

NOTE 8 LEASE COMMITMENT AND RELATED PARTY TRANSACTION

The Company has a three year lease at $100 per month with a related party company that is partially owned by its President. The lease expires on December 31, 2007 and, therefore, no future minimum lease commitment exists beyond one year.

The Company also has an oral, month-to-month lease with an individual related to the Company’s Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The consolidated financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

    As used herein the terms "we", "us", "our," the “Registrant,” “BMX” and the "Company" means, BMX Development Corp. (FKA Biometrix International, Inc.), a Florida corporation. These terms also refer to our wholly-owned subsidiary corporation, Johnson High Performance, Inc. (“JHP”), organized and existing under the laws of North Carolina on September 1, 2004, acquired on April 27, 2007.

GENERAL DESCRIPTION OF BUSINESS

    We were incorporated on December 28, 2004 under the name Biometrix International, Inc. On May 30, 2007, we filed an amendment to the Articles of Incorporation with the Secretary of State of Florida to change our corporate name to BMX Development Corp. On April 27, 2007, we acquired our sole wholly-owned subsidiary, Johnson High Performance, Inc. ("JHP"). After the acquisition, we changed our corporate name to BMX Development Corp. as mentioned above and began the business for motorcycle repairs.

    On April 27, 2007, BMX (legal acquirer) executed a Plan of Exchange with JHP (accounting acquirer), the sole shareholder of JHP, pursuant to which BMX issued the new 200,000 common shares to Dean A. Stewart, sole shareholder of JHP, pursuant to Regulation D under the Securities Act of 1933, as amended, in exchange for all of the common shares of JHP. As a result, JHP became the wholly-owner subsidiary of BMX.

    The above mentioned stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of BMX whereby JHP is deemed to be the accounting acquirer (legal acquiree) and BMX to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of JHP, with the assets and liabilities, and revenues and expenses, of BMX being included effective from the date of stock exchange transaction. BMX is deemed to be a continuation of the business of JHP. Accordingly, the accompanying consolidated financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2) the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Since the completion of the Plan of Exchange, which was on April 27, 2007, we have continued operations of JHP. Prior to the merger with JHP, we were an inactive, dormant shell corporation. We had been dormant since December, 2004 with operations consisting of only organizational activities. Management decided that the repair and servicing of motor cycles would be beneficial, thus we acquired a business in this field.

Our operations primarily involve street and off-road motorcycle servicing and repair, specializing in affordable brand name and after-market replacement products. Through our emphasis on budget pricing and high quality service, we have developed a market in the motorcycle service industry in the local Charlotte, North Carolina area and a fifty mile surrounding area. We currently operate one office and one service bay area that is maintained by a management team of two individuals. The present geographic area we operate in includes primarily the Mecklenburg County, and Iredell County areas of North Carolina. Our subsidiary’s phone number is (336) 992-0241. This is the number used by customers and for all other business related matters.

Marketing for our services is accomplished through print ads in newspapers as well as wholesale referrals. Additionally, we utilize a network of motor cycle owners and obtain business through networking with them.

The motorcycle repair service industry is highly competitive with respect to price, service, quality, and location. There are numerous competitors in the motorcycle repair servicing industry that possess substantially greater financial, marketing, personnel and other resources. There can be no assurance that we will be able to respond to various competitive factors affecting the business. We plan to gain a competitive advantage over our competitors in the motorcycle repair servicing industry by offering quality services at a low price.

We believe our quality and good customer service will differentiate our services from our competitors. For example, many of our listed prices currently match or are lower than the advertised prices of our major competitors. Also, we offer next day servicing on our repairs and our customer service professionals have an average of five years in the motorcycle industry which allows them to better serve our customers. However, since many of our competitors have greater brand loyalty and more capital resources than we do, there can be no assurance we will be successful in gaining that competitive advantage in our marketplace.

Our main markets are individual retail customers and wholesale buyers and no single customer makes up more than ten percent of our total revenues. We do not expect that this will change in the future.

We have two full-time employees. We also have two management consultants that are each independently contracted by us to service and provide financial consulting and services.

Our service line consists primarily of the following:

•	Air filters Fuel valves Throttle assemblies
•	Air shifters Gaskets Tires
•	Carburetors Ignitions Transmission and clutch parts
•	Chains Piston kits Valves
•	Cylinders Race engine valves Velocity stacks
•	Exhaust systems RPM limiters Wheels

    We provide installation services for these products.

    No single customer accounts for more than ten percent of our business. At the present time there is no need for governmental approvals, though this may change in the future.

Servicing

    Our tool inventory consists of products which we purchase from wholesalers. Of our 200 total square feet of facility, 100 square feet is dedicated to accounting, administration, billing, etc. We do provide installation and repair services from this facility.

Pricing

The price range of motor cycle replacement parts varies from market to market, affected by several factors including brand recognition, marketing strategies, quality, warranties, payment terms etc. A strategy primarily focused on being the lowest price typically results in more intense competition and lower profit margin. Therefore, on many of our services we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. We believe that our overall prices compare favorably to those of our competitors.

Marketing

We believe that targeted advertising and marketing play important roles in succeeding in today’s environment. We will constantly work to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We plan to utilize marketing and advertising primarily to advise customers about the overall importance of motor cycle maintenance, our great value and the availability of high quality service and parts. We are attempting to develop a targeted ‘loyalty program’ as a marketing method of driving new traffic to us. The basic idea of a ‘loyalty program’ is providing incentive discounts to the repeat customers. We will store up our customers' purchase records and set up guidelines to identify qualified customers. Such guidelines may include the total amount spent on repairs, or total visits for our services. For example, we may provide a 10% discount to customers whose total yearly spending exceeds $1,000. The loyalty program is still under development. We believe such incentives will appeal to our targeted customers including garages, service stations and other mechanics that repeatedly purchase use our services. To increase average sales dollars per transaction, we utilize creative promotional materials to increase the chance of up-selling and cross-selling opportunities.

Purchasing and Supply Chain

Replacement parts are selected and purchased from various vendors locally. We currently have several primary suppliers including Kustomwerks and Zippers. Neither of them are related parties. We typically assemble a list of replacement parts and products we need and phone or fax our orders into our suppliers on a daily basis. Most replacement parts and products are delivered to us the same day. We do not have any written distributors agreements with any of our suppliers. If we lost any of our suppliers, we believe we will be able to replace them with a comparable supplier without a material disruption to our business. However, we believe that we currently have good relationships with our suppliers.

Environmental Law Compliance

There are no current existing environmental concerns for our services. If this changes in the future, we make every effort to comply with all such applicable regulations.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

The following discussion should be read in conjunction with the consolidated financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS
Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue when repair services are completed, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. We assess collectibility based upon the clients’ financial condition and prior payment history, as well as our performance under the contract.

Property, Plant, and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Depreciable life

Machinery	5 years
Equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred.

Revenues

    Net revenues were $20,502 and $36,420 for the three months and six months ended June 30, 2007, respectively, compared to net revenues of $32,080 and $54,363 for the three months and six months ended June 30, 2006, respectively. The sales revenues were due primarily to motorcycle repairs and maintenance. The decline in revenues was due to fewer advertising in 2007 due to a shortage of cash.

Income / Loss

We had net losses of $7,734 and $9,304 for the three months and six months ended June 30, 2007, respectively, compared to net losses of $4,652 and $8,774 for the three months and six months ended June 30, 2006, respectively. The net losses in these periods were primarily due to depreciation expense, which were $3,250 in each of the quarters for the six months ended June 30, 2007 and 2006. We also imputed the fair value of rent provided by our Vice President’s brother of $2,700 in each of the quarters for the six months ended June 30, 2007 and 2006, respectively.

Expenses

Operating expenses for the three months and six months ended June 30, 2007 were $14,790 and $25,364, respectively, compared to operating expenses of $14,357 and $22,633 for the three months and six months ended June 30, 2006, respectively. Depreciation expense fees as mentioned above and utilities expenses of $556 and $855 for the six months ended June 30, 2007 and 2006, respectively, were the primary reasons for the changes in the respective periods. Also, uniform expenses of $1,324 and $571 for the six months ended June 30, 2007 and 2006, respectively, was another reason for the changes in the respective periods.

Cost of Revenue

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months and six months ended June 30, 2007, we had cost of revenues of $11,679, or approximately 57% of revenues, and $18,058, or approximately 50% of revenues, respectively, versus cost of revenues of $19,771, or approximately 61% of revenues, and $36,586, or approximately 67% of revenues, during the three months and six months ended June 30, 2006, respectively. The cost of revenue as a percentage of revenue was fairly stable, with cost cutting, efficiency measures in labor taking effect in 2007, during the three-month and six-month periods ended June 30, 2007 and the comparative periods in the previous year primarily attributable to the stable price in the cost components.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three-month and six-month periods ended June 30, 2007 and the comparative periods in the previous period. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $2,188 and $2,128 for the three months ended June 30, 2007 and 2006, respectively, primarily attributable to a net loss, which were $9,304 and $8,774 for the six months ended June 30, 2007 and 2006, offset by depreciation expense of $6,500, fair value of rent provided in the amount of $5,400, and increases in accounts payable in each of these two periods.

There were no cash flows from investing activities for the six months ended June 30, 2007 and 2006.

Net cash flows used in financing activities were $460 and $460 for the six months ended June 30, 2007 and 2006, solely attributable to principal repayments on our note payable to the bank.

Overall, we have funded all of our cash needs from inception through June 30, 2007 with proceeds from issuance of our common stock.

On June 30, 2007, we had cash of $2,063 on hand.We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

ITEM 3. CONTROLS AND PROCEDURES.

    We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Our controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BMX DEVELOPMENT CORP. (FKA BIOMETRIX INTERNATIONAL, INC.)

Date: July 27, 2007	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002