Form 10QSB
period 2007-09-30
BMX Development Corp.
filed 2007-10-10
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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
Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of October 9, 2007:     4,796,000

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

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$51,061
TOTAL CURRENT ASSETS	51,061

FIXED ASSETS:
Machinery and equipment	65,000
Accumulated depreciation	(40,083)
TOTAL FIXED ASSETS	24,917

TOTAL ASSETS	$75,978

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,666
Due to related party	5,000
Current portion of bank note payable	1,253
TOTAL CURRENT LIABILITIES	13,919

LONG-TERM LIABILITIES
Bank note payable	6,280
TOTAL LONG-TERM LIABILITIES	6,280

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 7,596,000 shares issued and outstanding)	7,596
Additional paid in capital	142,604
Retained deficit	(94,421)
TOTAL STOCKHOLDERS' EQUITY	55,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,978

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
REVENUES:
Sales	$38,950	$21,806	$75,370	$76,159
Cost of sales	(23,522)	(16,325)	(41,580)	(52,911)
Gross profit	15,428	5,481	33,790	23,248

EXPENSES:
Selling, general and administrative expenses	28,575	12,372	53,939	35,005
Total expenses	28,575	12,372	53,939	35,005

Loss from operations	$(13,147)	$(6,891)	$(20,149)	$(11,757)

Interest expense	(2,649)	(1,204)	(4,951)	(5,112)

Loss before income taxes	(15,796)	(8,095)	(25,100)	(16,869)

Provision for income taxes	-	-	-	-

NET LOSS	$(15,796)	$(8,095)	$(25,100)	$(16,869)

Basic and fully diluted net loss per common share:	$(0.002)	$(0.001)	$(0.004)	$(0.003)

Weighted average common shares outstanding	7,548,000	5,500,000	6,548,000	5,500,000

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2007	5,500,000	$5,500	$86,600	$(69,321)

Fair value of rent contributed by related party	-	-	8,100	-

Issuance for acquisition of Johnson High Performance, Inc.	2,000,000	2,000	-	-

Issuance of common shares to accredited investors	96,000	96	47,904	-

Net loss for the nine months ended September 30, 2007	-	-	-	(25,100)

Balances, September 30, 2007	7,596,000	$7,596	$142,604	$(94,421)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,100)	$(16,689)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	9,750	9,750
Warrants issued to investors	14,244	-
Fair value of rent contributed by related party	8,100	8,100
Increase (decrease) in operating liabilities
Accounts payable	(8,578)	(124)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,584)	1,037

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	48,000	-
Proceeds from related party	5,000	-
Principal repayments of bank note payable	(690)	(690)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	52,310	(690)

NET INCREASE IN CASH AND CASH EQUIVALENTS	50,726	347

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	335	-

END OF THE PERIOD	$51,061	$347

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING ACTIVITIES:
Warrants issued to eight accredited investors	$14,244	$-

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

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
For the Nine Months Ended September 30, 2007 and 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

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
For the Nine Months Ended September 30, 2007 and 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.

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

Share-Based Payments - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation”. This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. Shares of commons stock issued for services rendered by a third party are recorded at fair market value, generally the quote at the close of market trading on the day for issuance of the stock or most recent sale. The Company adopted this standard during year ended December 31, 2006 using the modified prospective method.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

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
For the Nine Months Ended September 30, 2007 and 2006

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
For the Nine Months Ended September 30, 2007 and 2006

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

NOTE 2  INCOME TAXES

At September 30, 2007, the Company had federal and state net operating loss carry forwards of approximately $94,000 that expire in the year 2020.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

The Company’s deferred tax asset at September 30, 2007 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $17,000 less a valuation allowance in the amount of approximately $17,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $8,200 for the nine month period ended September 30, 2007.

The Company’s total deferred tax asset as of September 30, 2007 is as follows:

Net operating loss carry forwards                                                        $   17,000
Valuation allowance                                                                               (17,000)

Net deferred tax asset                                                                        $         --
                                                                                                          =======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the nine months ended September 30, 2007 and 2006 is as follows:

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

In August, 2007, the Company affected a ten for one forward split of its common stock.

The Company issued 200,000 pre-split (2,000,000 post-split) common shares in May, 2007 to its Vice President, for the purchase of all of his stock in a motorcycle repair company that he solely owned.

In September, 2007, the Company issued 96,000 shares of its restricted common stock to eight accredited investors in exchange for $48,000 in cash. The Company also issued an equal warrant for each share sold. See Note 9 below for disclosure of the warrants. The Company recorded $14,244 in expense during the three months ended September 30, 2007 to record the fair market value of the warrants issued based on the Black Scholes option-pricing model.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

NOTE 4 LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the nine months ended September 30, 2007 and 2006.

NOTE 5 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2007 and 2006 are summarized as follows:

Cash paid during the period for interest and income taxes:

2007                                           2006

Income Taxes                            $  --                                           $   --
Interest                                   $4,951                                           $5,112

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

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

NOTE 7 BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 10.25%, secured by equipment with a net book value of $24,917 at September 30, 2007. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of September 30, 2007 for the next five years with none due thereafter are as follows:

2007                                                      $       1,253
2008                                                      $       1,394
2009                                                      $       1,552
2010                                                      $       1,728
2011                                                      $       1,606
Total                                                      $       7,533
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

At September 30, 2007, the Company owes $5,000 to a company related through common ownership with the Company’s officer, director and majority shareholder for money it borrowed during the nine months ended September 30, 2007.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

NOTE 9 STOCK WARRANTS

During the three months ended September 30, 2007, the Company issued 96,000 stock warrants to eight unrelated accredited investors who subscribed to the Company’s common stock. The stock warrants allow the unrelated parties to purchase shares of the Company’s stock at $1.00 per share per the individual signed warrant agreement. The warrants allow the unrelated parties to purchase one common share of the Company’s common stock for each warrant. The warrants expire in September, 2010 per the individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense of $14,244 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 6% risk-free interest, 0% dividend yield, 65% volatility, $1.50 per share strike price, and a life of three years.

Stock warrants outstanding and exercisable on September 30, 2007 are as follows:

Exercise	Shares Under	Remaining Life
Price per Share	Option	In Years

Outstanding:
$1.50	96,000	3.00

Exercisable:
$1.50	96,000	3.00

NOTE 10 SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company’s two majority shareholders, who are also officers and directors, collectively retired 2,800,000 of their common shares back to the treasury. The Company as of October 9, 2007, therefore, has 4,796,000 shares of its common stock issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Revenues

    Net revenues were $38,950 and $75,370 for the three months and nine months ended September 30, 2007, respectively, compared to net revenues of $21,806 and $76,159 for the three months and nine months ended September 30, 2006, respectively. The sales revenues were due primarily to motorcycle repairs and maintenance. The decline in year to date revenues was due to fewer advertising in 2007 due to a shortage of cash. There was an increase in the third quarter of 2007 due to bike week in Myrtle Beach after quarter end and bike owners upgrading and repairing their bikes for the event.

Income / Loss

We had net losses of $15,796 and $25,100 for the three months and nine months ended September 30, 2007, respectively, compared to net losses of $8,095 and $16,869 for the three months and nine months ended September 30, 2006, respectively. The net losses in these periods were primarily due to depreciation expense, which were $3,250 in each of the quarters for the nine months ended September 30, 2007 and 2006. We also imputed the fair value of rent provided by our Vice President’s brother of $2,700 in each of the quarters for the nine months ended September 30, 2007 and 2006, respectively. Also, during the quarter ending September 30, 2007, we issued 96,000 warrants valued at $14,244 using the Black Scholes option pricing model. The warrants have a $1.50 strike price per share and expire in three years from the date of issuance.

Expenses

Operating expenses for the three months and nine months ended September 30, 2007 were $28,575 and $53,939, respectively, compared to operating expenses of $12,372 and $53,939 for the three months and nine months ended September 30, 2006, respectively. Depreciation expense fees as mentioned above and warrants expenses of $9,750 and $14,244 for the nine months ended September 30, 2007 and 2006, respectively, were the primary reasons for the changes in the respective periods. Also, uniform expenses of $1,610 and $891 for the nine months ended September 30, 2007 and 2006, respectively, was another reason for the changes in the respective periods.

Cost of Revenue

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months and nine months ended September 30, 2007, we had cost of revenues of $23,522, or approximately 60% of revenues, and $41,580, or approximately 55% of revenues, respectively, versus cost of revenues of $16,325, or approximately 74% of revenues, and $52,911, or approximately 69% of revenues, during the three months and nine months ended September 30, 2006, respectively. The cost of revenue as a percentage of revenue was fairly stable, with cost cutting, efficiency measures in labor taking effect in 2007, during the three-month and nine-month periods ended September 30, 2007 and the comparative periods in the previous year primarily attributable to the stable price in the cost components.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three-month and nine-month periods ended September 30, 2007 and the comparative periods in the previous period. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(1,584) and $1,037 for the nine months ended September 30, 2007 and 2006, respectively, primarily attributable to a net loss, which were $25,100 and $16,689 for the nine months ended September 30, 2007 and 2006, offset by depreciation expense of $9,750, fair value of rent provided in the amount of $8,100, and increases in accounts payable in each of these two periods.

There were no cash flows from investing activities for the nine months ended September 30, 2007 and 2006.

Net cash flows used in financing activities were $690 and $690 for the nine months ended September 30, 2007 and 2006, solely attributable to principal repayments on our note payable to the bank. During the nine months ended September 30, 2007, we also borrowed $5,000 from a party related through common ownership and directorship. These monies were used for operational purposes prior to our raising $48,000 in the third quarter of 2007 from eight accredited investors.

Overall, we have funded all of our cash needs from inception through September 30, 2007 with proceeds from issuance of our common stock.

On September 30, 2007, we had cash of $51,061 on hand.We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we collected $48,000 in proceeds from eight accredited investors who purchased 98,000 shares of our restricted common stock under a private placement. With this placement, we issued 98,000 warrants to purchase our common stock during the next three years at a price of $1.50 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ending September 30, 2007, we enacted a ten for one forward split of our common stock. Accordingly, our financial statements and related disclosures have been adjusted as thought the split occurred at the beginning of the periods presented.

Subsequent to September 30, 2007, our two officers collectively retired 2,800,000 common shares to our treasury.

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

BMX DEVELOPMENT CORP. (FKA BIOMETRIX INTERNATIONAL, INC.)

Date: October 9, 2007	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002