Form 10KSB
period 2007-12-31
BMX Development Corp.
filed 2008-03-31
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52670

BMX DEVELOPMENT CORP.
(Name of Small Business Issuer in its Charter)

Florida	20-2089854
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17111 Kenton Drive, Suite 100-B, Cornelius, N.C. 28031
(Address of Principal Executive Offices)

(704) 892-8733
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $92,232.

The aggregate market value of the issuer’s common stock held by non-affiliates: N/A

Number of shares of common stock outstanding as of March 31, 2008: 4,796,000

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business.

Introduction

The Company (“we”, “our”,) was incorporated in Florida effective December 28, 2004 and provides motor cycle repair services to customers located in and around the Charlotte, North Carolina area.

We are established as a service provider to street and off-road motor cycle owners by providing quality repairs for them.

We have been in existence for three years.

Prior to the merger with Johnson High Performance, Inc. in 2007, we were an inactive, dormant shell corporation. We had been dormant since December, 2004 with operations consisting of only organizational activities. Management decided that the repair and servicing of motor cycles would be beneficial, thus we merged with a business in this field. We are filing this registration statement on a voluntary basis.

DESCRIPTION OF BUSINESS

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

We have two full-time employees. We also have two management consultants that are each independently contracted by us to service and provide financial consulting and services relating to this registration statement on Form 10-SB, which is being filed with the U.S. Securities and Exchange Commission.

Our service line consists primarily of the following:

•	Air filters Fuel valves Throttle assemblies
•	Air shifters Gaskets Tires
•	Carburetors Ignitions Transmission and clutch parts
•	Chains Piston kits Valves
•	Cylinders Race engine valves Velocity stacks
•	Exhaust systems RPM limiters Wheels

We do provide installation services for these products.

We do not expect that any single customer will account for more than ten percent of our business. At the present time there is no need for governmental approvals, though this may change in the future.

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

Risk Factors

There are many factors that affect our business, operating results and financial conditions, many of which are beyond its control. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Our limited operating history makes evaluation of our business and prospects difficult.

We have received a report from our independent auditors on our financial statements for years ended December 31, 2006 and 2005. The footnote to our financial statements list factors that raise some doubt about our ability to continue as a going concern.

Seasonal fluctuations in this business could adversely affect our revenues, could cause cut backs in our operations and may impede future growth.

The motor cycle repair and servicing industry is subject to seasonal fluctuations. Historically, the industry is known to have seasonal fluctuations. Therefore, we expect to experience periods where a lack of revenue may adversely effect our operations. For example, an extended period of lack of revenue may cause us to cut back on our operations which may impede any future growth.

We do not expect to pay dividends on our common stock.

It is unlikely any dividends will be paid on the Shares in the near future; and there are no legal requirements or promise made by us to declare or pay dividends, and even if profitable, we may elect to use the profits for the business in lieu of declaring any dividends.

Natural disasters, including earthquakes, fires and floods, could severely damage or interrupt our systems and operations and result in an adverse effect on our business, financial condition or results of operations.

Natural disasters such as fire, flood, earthquake, tornado, power loss, break-in or similar event could severely damage or interrupt our systems and operations and/or result in temporary or permanent loss of manufacturing capability. Great delays could be experienced; power outages and communication blackouts could occur that would effectively halt, indefinitely, operations or that would cripple us at this critical growth stage.

Management, though experienced in this field, is small and may not be able to handle fast growth in time to train additional managers. This could bring to bear undue strain on us that could derail growth.

We may not be able to service and repair motor cycles effectively if our management does not have adequate time and resources to conduct its activities. Moreover, as our sales grow, the strain on our management may increase.

Extreme market conditions of high inflation, low inflation, easy access to financing or a tightening of the money supply could hamper our effects on advertising, marketing and sales efforts.

The desire for our services is strongly influenced by the condition of the economy, access to credit and the condition of the financial markets.

We have substantial near-term capital needs; we may be unable to obtain the additional funding needed to enable us to operate profitably in the future.

We will require additional funding over the next twelve months to develop our business.  Presently, we have only about $57,000 worth of liquid assets with which to pay our expenses.  Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that additional capital will be available on favorable terms to us. Ifadequate funds are not available, we may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms.

In addition, we have no credit facility or other committed sources of capital sufficient to fund our business plan. We may be unable to establish credit arrangements on satisfactory terms. If capital resources are insufficient to meet our future capital requirements, we may have to raise funds to continue development of our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop our operations to become profitable.

If we lose the services of our President, our business may be impaired.

Our success is heavily dependent upon the continued and active participation of our President, Michael J. Bongiovanni. The loss of Mr. Bongiovanni’s services could have a severely detrimental effect upon the success and development of our business, inasmuch as he is the only officer with the experience to continue our operations.

We lack of an established nation-wide brand name could negatively impact our ability to effectively compete in the motor cycle repair market.

We do not have an established brand name or reputation to successfully sell our motor cycle repair services. We also have a relative lack of resources to conduct our business operations. Thus, we may have difficulty effectively competing with companies that have greater name recognition and resources than we do. Presently, we have no patents, copyrights, trademarks and/or service marks that would protect our brand name, nor do we have any current plans to file applications for such rights. Our inability to promote and/or protect our brand name may have an adverse effect on our ability to compete effectively in the motor cycle repair servicing industry.

We face intense competition, which puts us at a competitive disadvantage; if we are unable to overcome these competitive disadvantages we may never become profitable.

The market for motor cycle repairs is intensely competitive and dominatedby a small number of large, well-established, and well-financed companies. Many of these competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, we also face competition from potential new entrants into the market. Management cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

Lack of Public Market

No public market exists for any of our securities and none is expected to develop as a result of this offering. The sale of the shares contemplated by this Memorandum are not being registered under the Securities Act of 1933, or under state securities laws, and the shares may not be resold or otherwise transferred unless they are subsequently registered or an exemption from applicable registration requirements is available. Consequently, investors may not be able to liquidate their investments.

Because our stock is considered a penny stock, any investment in our stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These rules impose restrictions on the marketability of the common stock and may affect its market value.

If demand for our services slows, then the development of our business may be restricted.

Demand for motor cycle repair services depends on our customers; therefore, we may be affected by many factors indirectly. In the short term, the demand for our services may depend upon:

•	the number of miles motor cycles is driven annually, as higher motor cycle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.
•
the number of motor cycles in current service that are seven years old and older, as these motor cycles are no longer under the original motor cycle manufacturers’ warranty and will need more maintenance and repair than younger motor cycles.

•	the weather, as motor cycle maintenance may be deferred in periods of inclement weather.

For the long term, demand for our products may depend upon:

•	the quality of the motor cycles manufactured by the original motor cycle manufacturers and the length of the warranty or maintenance offered on new motor cycles.
•	restrictions on access to diagnostic tools and repair information imposed by the original motor cycle manufacturers or by governmental regulation.

If we are unable to compete successfully against other businesses that offer the services that we offer, our sales and profits may decline.

The servicing of motor cycles is highly competitive based on many factors, including name recognition, product availability, customer service, store location and price. Competitors are opening locations within our area.

Competitors include national, regional and local motor cycle parts chains, independently owned motor cycle parts stores, jobbers, repair shops, car washes and motor cycle dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores and home stores that sell aftermarket motor cycle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of the knowledge and expertise of our employees, merchandise quality, selection and availability, product warranty, and price; some competitors may have competitive advantages, such as greater financial and marketing resources, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, our sales and profits may decline.

Rising fuel prices may reduce our profitability.

Rising fuel prices may decrease demand for the services that we offer, overall transaction count and our profitability. Fuel prices impact our commercial delivery, utility, and product costs.

There is limited liability of our management under our Articles of Incorporation and By-Laws and they are held harmless for certain actions under state law. Such provisions substantially limit shareholders' ability to hold officers and directors liable for breaches of fiduciary duty.

We have adopted provisions to our Articles of Incorporation and Bylaws which limit the liability of our Officers and Directors, and provide for indemnification by our Officers and Directors to the full extent permitted by Florida corporate law, which generally provides that our officers and directors shall have no personal liability to us or our stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit the shareholder's ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify its officers and directors. This limits a shareholder's ability to hold officers and directors accountable in general, which renders their investment more risky.

We received a Going Concern opinion during our recent financial audit

We have received a report from our independent auditor on our financial statements for the years ended December 31, 2007 and 2006. The footnotes to our audited financial statements list factors which raise some doubt about our ability to continue as a going concern. These factors were related to recurring losses from operations since inception. In addition, we have yet to generate an internal cash flow from our business operations. Our plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate our working deficiency, and 2) implement a plan to generate further sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated audited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

RESEARCH AND DEVELOPMENT

We have spent no funds on research and development.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information with the SEC. We plan to file our Forms 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Item 2. Description of Property

We currently do not own any property. We rent 100 square feet of space under a three year operating lease agreement at $100 per month. The lease expires on December 31, 2008 and is therefore less than a one year minimum lease commitment remaining. We do not plan on acquiring any property in the immediate future.

We also have an oral, month-to-month lease with an individual related to our Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area.

Item 3. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is not traded on any exchange. We plan to have our shares of common stock quoted on the Over-The-Counter Bulletin Board. The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. And only market makers can apply to quote securities on the Over-The-Counter Bulletin Board. We cannot guarantee that we will obtain a market maker or such a quotation. Although we will seek a market maker for our securities, our management has no agreements, understandings or other arrangements with market makers to begin making a market for our shares. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

AGREEMENTS TO REGISTER.

Not applicable.

HOLDERS.

As of December 31, 2007 there were 49 holders of record of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated with our affiliates, who has beneficially owned his or her restricted shares for at least six months, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

We estimate that approximately 76,000 shares of common stock may be permitted to be sold every three month period under Rule 144.

DIVIDENDS.

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

DIVIDEND POLICY.

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained to develop our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

VOTING RIGHTS.

Each share of common stock entitles the holder to one vote at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

MISCELLANEOUS RIGHTS AND PROVISIONS.

Holders of common stock have no preemptive or other subscription rights, conversion rights, or redemption provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

There is no provision in our charter or by-laws that would delay, defer or prevent a change in our control.

DEBT SECURITIES.

We have not issued any debt securities.

DIVIDEND RIGHTS.

The common stock has no rights to dividends, except as the Board may decide in its discretion, out of funds legally available for dividends. We have never paid any dividends on our commonstock, and have no plans to pay any dividends in the foreseeable future.

Common StockDescription

We are authorized to issue 200,000,000 sharesof common stock, $.001 par value, of which 7,596,000shares are currently issued and outstanding. The holders of shares of common stock have one vote per share. None of the  shares  have preemptive or  cumulative voting  rights,  have any rights of redemption or are liable for  assessments  or  further  calls. The holders of common stock are entitled to dividends, when and as declared by the Board of Directors from funds legally available, and upon liquidation of us to share pro rata in any distribution toshareholders.

Guardian Registrar &Transfer, Inc., 7951 S.W. 6thStreet, Suite 216, Plantation, Florida, 33324, is our transfer agent and registrar for our common stock.

Warrants.

As part of the issuance of common shares noted in footnote 4 to our financial statements, we issued 96,000 stock warrants during the year 2007. No warrants were issued in 2006. These warrants expire on September 24, 2010 and the exercise price is $1.50 per warrant. No warrants expired during 2007 or 2006.

During the year ended December 31, 2007, werecorded an expense of $14,244, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 6.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2007 is 2.75 years.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

OUR COMPANY

We were incorporated in the State of Florida in 2004. We provide motor cycle repair services to customers located in and around the Charlotte, North Carolina area. We are established as a service provider to street and off-road motor cycle owners by providing quality repairs for them. We have been in existence for about 4 years.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following discussion should be read in conjunction with the audited financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues (for the years ended December 31, 2007 and 2006).

Net revenues were $92,232 and $64,685 for the years ended December 31, 2007, respectively. The sales revenues were due primarily to motorcycle repairs and maintenance. The increase in year to date revenues was due to more advertising in 2007 due to cash from our equity raise in 2007. There was an increase in revenues in the third quarter of 2007 due to bike week in Myrtle Beach after quarter end and bike owners upgrading and repairing their bikes for the event. This quarter was better than the quarter in the prior year.

Cost of Sales (for the years ended December 31, 2007 and 2006).

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the year ended December 31, 2007, we had cost of revenues of $54,058, or approximately 59% of revenues, versus cost of revenues of $49,126, or approximately 75% of revenues. The cost of revenue as a percentage of revenue decreased, with cost cutting, efficiency measures in labor taking effect in 2007.

Expenses (for the years ended December 31, 2007 and 2006).

Operating expenses for the year ended December 31, 2007 were $71,485 compared to operating expenses of $41,361 for the year ended December 31, 2006. Depreciation expense fees as mentioned above and warrants expenses of $14,244 for the 2007 year were the primary reasons for the changes in the respective periods. Also, uniform expenses of $2,213 and $1,432 for the years ended December 31, 2007 and 2006, respectively, was another reason for the changes in the respective periods.

As part of the issuance of common shares noted in footnote 4 to our financial statements, we issued 96,000 stock warrants during the year 2007. These warrants expire on September 24, 2010 and the exercise price is $1.50 per warrant.

During the year ended December 31, 2007, werecorded an expense of $14,244, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricingmodel, assuming approximately 6.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2007 is 2.75 years.

Income Taxes (for the years ended December 31, 2007 and 2006).

We had no provision for income taxes for the year ended December 31, 2007 and 2006, respectively, due to our net loss.

If we incur losses, we may have a deferred tax asset. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We do not currently have any net deferred tax assets.

Income/Losses (for the years ended December 31, 2007 and 2006).

We had a net (loss) of $(34,429) and $(26,695) for the years ended December 31, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $71,485and $41,361for the years ended December 31, 2007 and 2006, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2007 and 2006).

Net cash flows provided byoperating activities were $5,290 and $1,105for the years ended December 30, 2007and 2006, respectively, primarily attributable to a net loss, which were $34,429 and $26,695for the years ended December 31, 2007and 2006, offset by depreciation expense of $13,000, fair value of rent provided in the amount of $10,800, and increases in accounts payable in each of these two periods.

During the year ended December 31, 2007, werecorded anon-cashexpense of $14,244, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 6.0% risk-free interest, 0% dividendyield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2007 is 2.75 years.

There were no cash flows from investing activities for the nine months ended December 31, 2007 and 2006.

Net cash flows provided by (used in) financing activities were $51,923 and $(920) for the year ended December 31, 2007 and 2006, attributable to principal repayments on our note payable to the bank in both periods. During the year ended December 31, 2007, we also borrowed $5,000 from a party related through common ownership and directorship. These monies were used for operational purposes prior to our raising $48,000 in the third quarter of 2007 from eight accredited investors.
Overall, we have funded all of our cash needs from inception through December 31, 2007 with proceeds from issuance of our common stock.

On December 31, 2007, we had cash of $57,548 on hand.We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $103,750 as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7. Financial Statements.

FINANCIAL SUMMARY INFORMATION.

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2007 and 2006

Statements of Operations	For the year ended December 31, 2007	For the year ended December 31, 2006

Revenues	$92,232	$64,685
Cost of Sales	$(54,058)	$(49,126)
Gross profit	$38,174	$15,559
Operating expenses	$71,485	$41,361
(Loss) from operations	$(33,311)	$(25,802)
Interest expense	$(1,118)	$(893)
Net (loss)	$(34,429)	$(26,695)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2007

Cash	$57,548
Total current assets	$57,548
Other assets	$21,667
Total Assets	$79,215
Current liabilities	$10,069
Long term liabilities	$5,752
Stockholders’ equity	$63,394
Total liabilities and stockholders’ equity	$79,215

CONTENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM  12

CONSOLIDATED BALANCE SHEET  13

CONSOLIDATED STATEMENTS OF OPERATIONS 14

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY  15

CONSOLIDATED STATEMENTS OF CASH FLOWS 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  17-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
BMX Development Corp.

I have audited the consolidated balance sheet of BMX Development Corp. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on our audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMX Development Corp. as of December 31, 2007, and the results of its consolidated operations and its cash flows for the two years ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Traci J. Anderson, CPA
Traci J. Anderson, CPA

Huntersville, North Carolina

March 21, 2008

BMX DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$57,548
TOTAL CURRENT ASSETS	57,548

FIXED ASSETS:
Machinery and equipment	65,000
Accumulated depreciation	(43,333)
TOTAL FIXED ASSETS	21,667

TOTAL ASSETS	$79,215

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,675
Due to related party	5,000
Current portion of bank note payable	1,394
TOTAL CURRENT LIABILITIES	10,069

LONG-TERM LIABILITIES
Bank note payable	5,752
TOTAL LONG-TERM LIABILITIES	5,752

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 7,596,000 sharesissued and outstanding)	7,596
Additional paid in capital	159,548
Retained deficit	(103,750)
TOTAL STOCKHOLDERS' EQUITY	63,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,215

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES:
Sales	$92,232	$64,685
Cost of sales	(54,058)	(49,126)
Gross profit	38,174	15,559

EXPENSES:
Selling, general and administrative expenses	71,485	41,361
Total expenses	71,485	41,361

Loss from operations	$(33,311)	$(25,802)

Interest expense	(1,118)	(893)

Loss before income taxes	(34,429)	(26,695)

Provision for income taxes	-	-

NET LOSS	$(34,429)	$(26,695)

Basic and fully diluted net loss per common share:	$(0.005)	$(0.005)

Weighted average common shares outstanding	6,548,000	5,500,000

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, December 31, 2005	5,500,000	$5,500	$80,750	$(42,626)

Fair value of rent contributed by related party	-	-	10,800	-

Ten for one forward split adjustment *	-	-	(4,950)	-

Net loss for the year ended December 31, 2006	-	-	-	(26,695)

Balances, December 31, 2006	5,500,000	$5,500	$86,600	$(69,321)

Fair value of rent contributed by related party	-	-	10,800	-

Issuance for acquisition of Johnson High Performance, Inc.	2,000,000	2,000	-	-

Issuance of common shares to accredited investors	96,000	96	47,904	-

Fair value of warrants issued to investors	-	-	14,244	-

Net loss for the year ended December 31, 2007	-	-	-	(34,429)

Balances, December 31, 2007	7,596,000	$7,596	$159,548	$(103,750)

* Common stock amount and shares have been retroactively restated herein for the ten for one forward split.

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,429)	$(26,695)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	13,000	13,000
Warrants issued to investors	14,244	-
Fair value of rent contributed by related party	10,800	10,800
Par value of common stock for acquisition of business	2,000	-
Increase (decrease) in operating liabilities
Accounts payable	(325)	4,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,290	1,105

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	48,000	-
Proceeds from related party	5,000	-
Principal repayments of bank note payable	(1,077)	(920)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	51,923	(920)

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,213	185

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	335	150

END OF THE YEAR	$57,548	$335

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING ACTIVITIES:
Warrants issued to eight accredited investors	$14,244	$-

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
BMX Development Corp., FKA Biometrix International Inc., (the “Company”) is a street and off-road motorcycle servicing and repair company located in the Charlotte, North Carolina area. The Company was certified as incorporated in the State of Florida officially on January 3, 2005 although the articles of incorporation were filed on December 28, 2004. Accordingly, under Florida Statutes 607.0203, the effective date for corporate existence was December 28, 2004, within five business days of the certification thereto.

On May 30, 2007, we filed an amendment to the Articles of Incorporation with the Secretary of State of Florida to change our corporate name to BMX Development Corp. (“BMX”)

On April 27, 2007, we acquired our sole wholly-owned subsidiary, Johnson High Performance, Inc. ("JHP"). After the acquisition, we changed our corporate name to BMX Development Corp. as mentioned above and began the business for motorcycle repairs.

On April 27, 2007, the Company (legal acquirer) executed a Plan of Exchange with JHP (accounting acquirer), the sole shareholder of JHP, pursuant to which BMX issued the new 200,000 common shares to Dean A. Stewart, sole shareholder of JHP, pursuant to Regulation D under the Securities Act of 1933, as amended, in exchange for all of the common shares of JHP. As a result, JHP became the wholly-owner subsidiary of the Company.

The above mentioned stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Companywhereby JHP is deemed to be the accounting acquirer (legal acquiree) and the Companyto be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of JHP, with the assets and liabilities, and revenues and expenses, of BMX being included effective from the date of stock exchange transaction. BMX is deemed to be a continuation of the business of JHP. Accordingly, the accompanying consolidated financial statements include the following:

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

Basis of Presentation
The consolidated financial statements include the accounts of BMX Development Corp. and its wholly owned subsidiaries under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments
The Company’s financial instruments are cash and accounts payable. The recorded values of cash and payables approximate their fair values based on their short-term nature.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition– Revenue is recognized when motorcycle repair services are completed provided collection from the motorcycle owner of the resulting receivable is probable.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss Per Share - The Company reports loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to consolidated net loss for the period presented in the computation of consolidated diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted loss per share.

Long-Lived Assets - In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from three to seven years.

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Share-Based Payments - The Company accounts for share-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Recent Accounting Pronouncements - In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to instruments and not to portions of instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157,Fair Value Measurements(“SFAS 157”). We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.) - In December 2007, the FASB issued two new statements: (a.) SFAS No. 141 (revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

NOTE 2           INCOME TAXES

At December 31, 2007 the Company had federal and state net operating loss carry forwards of approximately $30,000 that expire in various years through the year 2021.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE 2           INCOME TAXES (CONT.)

The Company’s deferred tax asset at December 31, 2007 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $12,000 less a valuation allowance in the amount of approximately $12,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,000 and $2,000 for the years ended December 31, 2007 and 2006, respectively.

The Company’s total deferred tax asset as of December 31, 2007 is as follows:

Net operating loss carry forwards                        $ 12,000
Valuation allowance                                             (12,000)

Net deferred tax asset                                    $ --
========

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2007 and 2006 is as follows:

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

During the year ended December 31, 2007, the Company enacted a ten for one forward stock split. The effects of this split are retroactively reflected in the financial statements as of the beginning of the period.

The Company records the fair value of rent of its operational and headquarters provided by a related party in the amount of $900 per month as a charge to current period expense and a credit to additional paid in capital.

During the year ended December 31, 2007, the Company issued 96,000 common shares in exchange for $48,000 in cash collections, respectively, from the sale thereof pursuant to a private placement to accredited investors made under Regulation 504.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE 4            WARRANTS

As part of the issuance of common shares noted in footnote 4 above, the Company issued 96,000 stock warrants during the year 2007. No warrants were issued in 2006. These warrants expire on September 24, 2010 and the exercise price is $1.50 per warrant. No warrants expired during 2007 or 2006.

During the year ended December 31, 2007, the Company recorded an expense of $14,244, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 6.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2007 is 2.75 years.

NOTE 5           LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the years ended December 31, 2007 and 2006.

NOTE 6           SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2007 and 2006 are summarized as follows:

Cash paid during the period for interest and income taxes:

2007                                            2006
Income Taxes                                       $ --                                              $ --
Interest                                                 $1,118                                          $ 893

NOTE 7           GOING CONCERN AND UNCERTAINTY

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE 8            BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 10.25%, secured by equipment with a net book value of approximately $21,667 at December 31, 2007. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of December 31, 2007 for the next five years and thereafter are as follows:

2008                                                       $ 1,394
2009                                                       $ 1,552
2010                                                       $ 1,728
2011                                                       $ 2,472
Total                                                      $ 7,146
           ========

NOTE 9          LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has a three year lease at $100 per month with a related party company that is partially owned by its President. The lease expires on December 31, 2008 and, therefore, no future minimum lease commitment exists beyond one year.

The Company also has an oral, month-to-month lease with an individual related to the Company’s Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Our Bylaws provide that we must have at least one director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our officers may be elected by our Board of Directors at any regular or special meeting of the Board of Directors.

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Michael J. Bongiovanni	45	President and Director
Dean A. Stewart	36	Vice President and Director
John A. Phelps	75	Vice President and Director

The following list describes our executive officers. Officers are elected by and serve at the discretion of the Board of Directors.

Michael J. Bongiovanni has been our President & CEO and Chairman since our inception on December 28, 2004.

Michael J. Bongiovanni is a graduate of Florida Atlantic University with a Masters degree in Accounting. He has five years experience with a “Big 5” CPA firm, three years as a Chief Financial Officer for a publicly traded company and four years of local firm experience in an information technology position.

His diverse industry experience includes automobile dealerships, information technology, real estate and broker/dealers in securities. In addition to his accounting and auditing expertise, he provides services in the areas of financial and information technology advice. His vision is to provide the highest quality of services to the clients served. This means going beyond traditional compliance services and helping it run more efficiently and profitably. He takes pride in offering straightforward solutions and identifying opportunities.

Mike serves as an experienced business advisor and confidant, dedicated to understanding businesses and helping them succeed. With the mission in mind, he works with it in an integrated way to design value-added financial information, tax and information consulting services and consistently generates ideas, questions, challenges and solutions. Some of Mike’s experiences include public company consulting, developing business plans, cash flow projections, preparation of SEC Forms 10-K’s and 10-Q’s and other SEC reporting issues. Mike is a recent graduate of the SEC Institute.

Mike is a member of the American Institute of Certified Public Accountants, Florida Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants and the Charlotte Chamber of Commerce Venture Capital Committee. He serves on the board of numerous committees and was appointed by the mayor as trustee of a municipal trust fund.

Mike recently published an article in the Anderson Norman Chamber of Commerce entitled “Roth IRA Conversions”.

Other Memberships and Activities:

.	Member Venture Capital Committee of the Charlotte Chamber of Commerce.
.	Member Metrolina Entrepreneurial Council.
.	Former Member North Carolina Automobile Dealers Association.
.	Former Trustee and money manager for multi-million dollar City of Lauderhill General Employees Pension Fund.
.	Former Member of Institute of Management Accountants where Vice Presidency was held in Education and Professional Development.
.            Barry University School of Business Alumni Association.
.	Member American Institute of Certified Public Accountants, Florida Institute of Certified Public Accountants and North Carolina Association of CPA’s.

Other Accomplishments:

.	Assisted Charlotte Chamber of Commerce in identifying and assessing capital markets effectiveness in the region and make improvements.
.	Co-founder of the Barry University School of Business Alumni Association in order to promote a communication and educational network with its business alumni and present students.
.	Graduate of the Dale Carnegie thirteen-week program, “Effective Speaking and Human Relations.”
.	Published article entitled “Blood, Sweat, But No Tears” in Debits and Credits, a Florida Atlantic University publication.
.	Presented speech entitled “Your First Year in Public Accounting,” to the Barry University Accounting Association.
.	Profiled in the December, 1987 issue of People in the Platform and the Press, published by Ernst & Young for the publication and speech.
.	Presented speech before the Greater Miami Chamber of Commerce on “Accounting for Oil Spill Cleanups and Related Reimbursements.”
.	Superior Achievement Award from Dade County Chapter of the Florida Institute of Certified Public Accountants.
.	Presented continuing professional education course before the Institute of Management Accountants on “Common Interest Realty Associations - Accounting and Auditing Update”.

John A. Phelps has served as our Vice President and Director since our inception on December 28, 2004. Mr. Phelps’ background is as follows:

o
30 years of Fortune 500 management experience with America’s most admired companies (Jamesbury (Neles) Corporation, the largest automated valve company in the United States and Sentrol, Inc, the largest manufacturer of security devices in the United States.)

o	Lecturer of forensic science at Mitchell College in North Carolina.
o	Past project manager responsible for the design of new security devices.
o	Designed a new system for lock down of a large women’s prison.
o
Member of the Mecklenburg County Crime Stoppers Association and the American Association for Artificial Intelligence (AAAI), a nonprofit scientific society devoted to advancing the scientific understanding of the mechanisms underlying thought and intelligent behavior and their embodiment in machines.

o	Past member of International Securities Conference in California and worked on several top secret projects with Moshe Levy from Israel Security.
o	Taught basics of crime scene photography to law enforcement detectives in Charlotte, N.C. and the Pacific Northwest of America.
o	Former President of Phelps Security, Inc., a consulting and engineering firm.
o	Established forensic laboratory for the Berkshire Constabulary and built it to its present twenty employees.
o	Awarded the Order of Merit (OM) medal for forensics and locating a criminal wanted throughout Europe.
o	Managed a Headquarters Police Center for the Berkshire Constabulary including all incoming and outgoing communications.
o	2 years in Royal Corp of Signals, British Army, rank of Captain.
o	Conversant in Hindi (Asian Indian language), comfortable in other Asian languages including Cantonese Chinese.
o	Frequent lecturer to Washington and Oregon police state sheriff departments.

Dean A. Stewart has served as our Vice President and Director since May, 2007. Mr. Stewart’s background is as follows:

Dean Stewart is a graduate of High Point University in High Point, North Carolina and is retired Naval Reserves. Dean has ten years of experience in merchandising and marketing. In recent years he has worked in sales and merchandising services for major corporations in the Carolinas and two Fortune 50 companies. His experience ranges from the food and beverage industry to mass market retail sales of agricultural products.

In addition to his work in the merchandising and marketing arenas, Dean operates our wholly-owned subsidiary Johnson High Performance. This is a name that has been recognized in the Harley Davidson performance business for 35 years. Dean saw the opportunity and the honor involved when he was approached by the initial founder, Danny Johnson to take over his shop in 2004. Today, the business continues to create one of kind motorcycles and to do unparalleled custom and repair work.

Other than these persons mentioned above, we have no significant employees, rather only subcontractors.

Promoters and Control Persons

These directorsmay be considered control persons of us within the meaning of the rules promulgated under the Securities Act of 1933, as amended, by virtue of his and her share ownership, his and her ability to influence our activities, and his positions as our officers and directors.

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee of ours has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of BMX Development Corp. during the years 2007, 2006, and 2005. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Michael J. Bongiovanni, our President and Director, Dean A. Stewart, our Vice President and Director, and John A. Phelps, our Vice President and Director.

SUMMARY COMPENSATION TABLE
		Annual Compensation
					Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Michael J. Bongiovanni President	200720062005	---	---	---	---	---	---	---
John A. Phelps Vice President	200720062005	---	---	---	---	---	---	---
Dean A. Stewart Vice President	200720062005	---	---	---	---	---	---	---

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of March 31, 2008, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Michael J. Bongiovanni 18101 Collins Avenue Suite 4806 Sunny Isles Beach, Florida 33160	3,000,000 Direct	63%
Robert C. Cottone 7951 S.W. 6th Street, Suite 216 Plantation, Florida 33324	1,000,000 Direct	21%

Security Ownership of Directors and Officers (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Michael J. Bongiovanni 18101 Collins Avenue Suite 4806 Sunny Isles Beach, Florida 33160	3,000,000 Direct	63%
Dean A. Stewart 13512 Glenwyck Lane Huntersville, North Carolina 28078	50,000 Direct	1%
John A. Phelps 17010-F Northstar Drive Huntersville, North Carolina 28078	300,000 Direct	6%

Notes to the table:

(1)
Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)
This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Changes in Control.

There are currently no arrangements, which would result in a change in our control.

Item 12. Certain Relationships and Related Transactions

Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

We have a three year lease at $100 per month with a related party company that is partially owned by our President. The lease expires on December 31, 2008 and, therefore, no future minimum lease commitment exists beyond one year.

We also have an oral, month-to-month lease with an individual related to our Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area.

At December 31, 2007, we had a related party payable in the amount of $5,000 to GreenTree Financial Group, Inc. for advances made to us during the year. The company is related to us through common ownership.

Item 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements

1. The following financial statements of BMX Development Corp. are included in Part II, Item 7:

Report of Independent Registered Public Accounting Firm…..………….……    14
Balance Sheet-December 31, 2007……………………………………………15-16
Statements of Operations - for the years ended
December 31, 2007 and 2006………………………………………….…….  17-18
Statements of Cash Flows - for the years ended
December 31, 2007 and 2006…….………………….…….………….………19-20
Statements of Stockholders’ Equity - for the years ended
December 31, 2007 and 2006…………………….…………………………        21
Notes to Financial Statements…………………...……………………………22-28

2. Exhibits

14.1.   Code of Ethics
31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer
32.1.   Section 1350 Certifications of Chief Executive Officer
32.2.   Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2007 and 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007		2006
	Anderson		Anderson

Audit Fees (1)	$3,500	(2)	$3,500	(2)
Audit-Related Fees (3)	--		--
Tax Fees (4)	--		--
All Other Fees (5)	--		--
Total Accounting Fees and Services	$3,500		$3,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Anderson relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Traci J. Anderson, CPA were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2007, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

BMX DEVELOPMENT CORP.

Date: March 31, 2008	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni
President, Chief Executive Officer and Director

Date: March 31, 2008	/s/ Dean A. Stewart
Dean A. Stewart
Chief Financial Officer and Director