Form 10QSB
period 2008-03-31
BMX Development Corp.
filed 2008-05-15
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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
Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of May 14, 2008:   4,796,000

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATEDFINANCIAL STATEMENTS

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

ASSETS

CURRENT ASSETS:
Cash	$50,231
TOTAL CURRENT ASSETS	50,231

FIXED ASSETS:
Machinery and equipment	65,000
Accumulated depreciation	(46,583)
TOTAL FIXED ASSETS	18,417

TOTAL ASSETS	$68,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$278
Due to related party	5,000
Current portion of bank note payable	1,394
TOTAL CURRENT LIABILITIES	6,672

LONG-TERM LIABILITIES
Bank note payable	5,404
TOTAL LONG-TERM LIABILITIES	5,404

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,796,000 sharesissued and outstanding)	4,796
Additional paid in capital	165,048
Retained deficit	(113,272)
TOTAL STOCKHOLDERS' EQUITY	56,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,648

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months
	Ended March 31,
	2008		2007
REVENUES:
Sales		$12,984		$15,918
Cost of sales		(5,196)		(6,379)
Gross profit		7,788		9,539

EXPENSES:
Selling, general and administrative expenses		16,700		10,574
Total expenses		16,700		10,574

Loss from operations		$(8,912)		$(1,035)

Interest expense		(610)		(535)

Loss before income taxes		(9,522)		(1,570)

Provision for income taxes		-		-

NET LOSS		$(9,522)		$(1,570)

Basic and fully diluted net loss per common share:	$	**	$	**

Weighted average common shares outstanding		4,796,000		5,500,000

** Less than $.01

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2008	4,796,000	$4,796	$162,348	$(103,750)

Fair value of rent contributed by related party	-	-	2,700	-

Net loss for the three months ended March 31, 2008	-	-	-	(9,522)

Balances, March 31, 2008	4,796,000	$4,796	$165,048	$(113,272)

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,522)	$(1,570)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	3,250	3,250
Fair value of rent contributed by related party	2,700	2,700
Increase (decrease) in operating liabilities
Accounts payable	(3,397)	45
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,969)	4,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of bank note payable	(348)	(230)
NET CASH (USED) IN FINANCING ACTIVITIES	(348)	(230)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,317)	4,195

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	57,548	335

END OF THE PERIOD	$50,231	$4,530

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007

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

Financial Instruments

The Company’s consolidated financial instruments are cash and accounts payable. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

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

Impairment of Long-Lived Assets - In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

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

Share-Based Payments - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation”. This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. Shares of commons stock issued for services rendered by a third party are recorded at fair market value, generally the quote at the close of market trading on the day for issuance of the stock or most recent sale. The Company adopted this standard in prior years using the modified prospective method.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements - In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on the Company's financial statements.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (ii) measure a plan's assets and its benefit obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The Company previously adopted in 2006 the requirement to recognize the funded status of a benefit plan and the disclosure requirements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company's financial statements.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is not electing to measure its financial assets or liabilities at fair value pursuant to this statement.

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
For the Three Months Ended March 31, 2008 and 2007

NOTE 2  INCOME TAXES

At September 30, 2007, the Company had federal and state net operating loss carry forwards of approximately $94,000 that expire in the year 2020.

Due to operating losses, there is no provision for current federal or state income taxes For the Three Months Ended March 31, 2008 and 2007.

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
                                                                          =======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes For the Three Months Ended March 31, 2008 and 2007 is as follows:

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

NOTE 4   LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same For the Three Months Ended March 31, 2008 and 2007.

NOTE 5  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information For the Three Months Ended March 31, 2008 and 2007 are summarized as follows:

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
For the Three Months Ended March 31, 2008 and 2007

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

    The above mentioned stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of BMXwhereby JHPis deemed to be the accounting acquirer (legal acquiree) and BMXto be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of JHP, with the assets and liabilities, and revenues and expenses, of BMXbeing included effective from the date of stock exchange transaction. BMXis deemed to be a continuation of the businessof JHP. Accordingly, the accompanying consolidated financial statements include the following:

(1) Thebalance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2) the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presentedand the operations of the accounting acquiree from the date of stock exchange transaction.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Revenues

Net revenues were $12,984 and $15,918 for the three months ended March 31, 2008 and 2007, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in year to date revenues was due to fewer advertising in 2008.

Income / Loss

We had net losses of $9,522 and $1,570 for the three months ended March 31, 2008 and 2007, respectively. The net losses in these periods were primarily due to depreciation expense, which were $3,250 in each of the quarters for the three months ended March 31, 2008 and 2007. We also imputed the fair value of rent provided by our Vice President’s brother of $2,700 in each of the quarters for the three months ended March 31, 2008 and 2007, respectively.

Expenses

Operating expenses for the three months ended March 31, 2008 and 2007 were $16,700 and $10,574, respectively. Depreciation expense fees and the fair value of rent provided as mentioned above were the primary reasons for the changes in the respective periods. Also, uniform expenses of $362 and $302 for the three months ended March 31, 2008 and 2007, respectively, was another reason for the changes in the respective periods.

Cost of Revenue

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended March 31, 2008, we had cost of revenues of $5,196, or approximately 60% of revenues, and $6,379 for the three months ended March 31, 2007, or approximately 60%. The cost of revenue as a percentage of revenue was fairly stable, with cost cutting, efficiency measures in labor taking effect during the three-month periods ended March 31, 2008 and 2007 primarily attributable to the stable price in the cost components.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three-month periods ended March 31, 2008 and 2007. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.
Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(6,969)and $4,425for the threemonths ended March 31, 2008and 2007, respectively, primarily attributable to a net loss, which were $9,522and $1,570for the threemonths ended March 31, 2008and 2007, offset by depreciation expense of $3,250, fair value of rent provided in the amount of $2,700,and increases in accounts payable ineach of these two periods.

There were no cash flows from investing activities for the three months ended March 31, 2008 and 2007.

Net cash flows used in financing activities were $348 and $230 for the three months ended March 31, 2008 and 2007, solely attributable to principal repayments on our note payable to the bank.
Overall, we have funded all of our cash needs from inception through March 31, 2008 with proceeds from issuance of our common stock.

On March 31, 2008, we had cash of $50,231 on hand.We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Changes in Internal Control Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. They have also concluded that there were no significant changes in our internal controls after the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BMX DEVELOPMENT CORP. (FKA BIOMETRIX INTERNATIONAL, INC.)

Date: May 14, 2008	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002