Form 10QSB/A
period 2008-03-31
BMX Development Corp.
filed 2008-05-16
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A1

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

Explanatory Note:  We are amending this Form 10-Q to include a comparative audited balance sheet at December 31, 2007 to comply with the 10-Q presentation rules. We inadvertedly omitted this information in the prior submission

ITEM 1. CONSOLIDATEDFINANCIAL STATEMENTS

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

	Unaudited	Audited
ASSETS	31-Mar-08	31-Dec-07

CURRENT ASSETS:
Cash	$50,231	$57,548
TOTAL CURRENT ASSETS	50,231	57,548

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(46,583)	(43,333)
TOTAL FIXED ASSETS	18,417	21,667

TOTAL ASSETS	$68,648	$79,215

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$278	$3,675
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	6,672	10,069

LONG-TERM LIABILITIES
Bank note payable	5,404	5,752
TOTAL LONG-TERM LIABILITIES	5,404	5,752

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,796,000 sharesissued and outstanding at March 31, 2008)	4,796	7,596
Additional paid in capital	165,048	159,548
Retained deficit	(113,272)	(103,750)
TOTAL STOCKHOLDERS' EQUITY	56,572	63,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,648	$79,215

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