Form 10-Q
period 2008-06-30
BMX Development Corp.
filed 2008-08-08
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (FKA BIOMETRIX INTERNATIONAL, INC.)
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19720 Jetton Road, 3rd Floor
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

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of August 7, 2008:    4,796,000

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008

	Unaudited	Audited
ASSETS	30-Jun-08	31-Dec-07

CURRENT ASSETS:
Cash	$45,743	$57,548
TOTAL CURRENT ASSETS	45,743	57,548

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(49,833)	(43,333)
TOTAL FIXED ASSETS	15,167	21,667

TOTAL ASSETS	$60,910	$79,215

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$353	$3,675
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	6,747	10,069

LONG-TERM LIABILITIES
Bank note payable	5,065	5,752
TOTAL LONG-TERM LIABILITIES	5,065	5,752

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,796,000 shares issued and outstanding at June 30, 2008)	4,796	7,596
Additional paid in capital	167,748	159,548
Retained deficit	(123,446)	(103,750)
TOTAL STOCKHOLDERS' EQUITY	49,098	63,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,910	$79,215

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2008	2007		2008	2007
REVENUES:
Sales	$12,415		$20,502	$25,399		$36,420
Cost of sales	(10,196)		(11,679)	(15,392)		(18,058)
Gross profit	2,219		8,823	10,007		18,362

EXPENSES:
Selling, general and administrative expenses	10,074		14,790	26,774		25,364
Total expenses	10,074		14,790	26,774		25,364

Loss from operations	$(7,855)		$(5,967)	$(16,767)		$(7,002)

Interest expense	(2,319)		(1,767)	(2,929)		(2,302)

Loss before income taxes	(10,174)		(7,734)	(19,696)		(9,304)

Provision for income taxes	-		-	-		-

NET LOSS	$(10,174)		$(7,734)	$(19,696)		$(9,304)

Basic and fully diluted net loss per common share:	$ **	$	**	$ **	$	**

Weighted average common shares outstanding	4,796,000		6,833,330	4,796,000		6,166,670

** Less than $.01

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2008	4,796,000	$4,796	$162,348	$(103,750)

Fair value of rent contributed by related party	-	-	5,400	-

Net loss for the three months ended June 30, 2008	-	-	-	(19,696)

Balances, June 30, 2008	4,796,000	$4,796	$167,748	$(123,446)

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,696)	$(9,304)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	6,500	6,500
Fair value of rent contributed by related party	5,400	5,400
Increase (decrease) in operating liabilities
Accounts payable	(3,322)	(408)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,118)	2,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of bank note payable	(687)	(460)
NET CASH (USED) IN FINANCING ACTIVITIES	(687)	(460)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,805)	1,728

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	57,548	335

END OF THE PERIOD	$45,743	$2,063

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

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
For the Six Months Ended June 30, 2008 and 2007

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition – Revenue is recognized when repair services are completed provided collection of the resulting receivable is probable.

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
For the Six Months Ended June 30, 2008 and 2007

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
For the Six Months Ended June 30, 2008 and 2007

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
For the Six Months Ended June 30, 2008 and 2007

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
For the Six Months Ended June 30, 2008 and 2007

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

NOTE 2           INCOME TAXES

At June 30, 2008, the Company had federal and state net operating loss carry forwards of approximately $99,000 that expire in the year 2020.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended June 30, 2008 and 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

The Company’s deferred tax asset at June 30, 2008 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $20,000 less a valuation allowance in the amount of approximately $20,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,000 for the six month period ended June 30, 2008.

The Company’s total deferred tax asset as of June 30, 2008 is as follows:

Net operating loss carry forwards                    $   20,000
Valuation allowance                                           (20,000)

Net deferred tax asset                $                  --
=======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the six months ended June 30, 2008 and 2007 is as follows:

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

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

NOTE 4            LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the six months ended June 30, 2008 and 2007.

NOTE 5           SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2008 and 2007 are summarized as follows:

Cash paid during the period for interest and income taxes:

2008                                           2007
Income Taxes                                     $   --                                           $  --
Interest                                               $2,929                                           $2,302

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

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

NOTE 7           BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 10.25%, secured by equipment with a net book value of $15,167 at June 30, 2008. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of June 30, 2008 for the next five years with none due thereafter are as follows:

2008                                                      $       1,394
2009                                                      $       1,552
2010                                                      $       1,728
2011                                                      $       1,785
Total                                                      $       6,459
                                                                   ======

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

At June 30, 2008, the Company owes $5,000 to a company related through common ownership with the Company’s officer, director and majority shareholder for money it borrowed during the nine months ended September 30, 2007.

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

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

Stock warrants outstanding and exercisable on June 30, 2008 are as follows:

Exercise	Shares Under	Remaining Life
Price per Share	Option	In Years
Outstanding:
$1.50	96,000	2.25

Exercisable:
$1.50	96,000	2.25

NOTE 10          SUBSEQUENT EVENTS

In the fourth quarter of the year ended December 31, 2007, the Company’s two majority shareholders, who are also officers and directors, collectively retired 2,800,000 of their common shares back to the treasury. The Company as of October 9, 2007, therefore, had 4,796,000 shares of its common stock issued and outstanding. This amount has not changed through June 30, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Revenues

Net revenues were $12,415 and $20,502 for the three months ended June 30, 2008 and 2007, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2008.

Net revenues were $25,399 and $36,420 for the six months ended June 30, 2008 and 2007, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in revenues was due to fewer advertising in 2008.

Income / Loss

We had net losses of $10,174 and $7,734 for the three months ended June 30, 2008 and 2007, respectively. The net losses in these periods were primarily due to depreciation expense, which were $3,250 in each of the quarters for the three months ended June 30, 2008 and 2007. We also imputed the fair value of rent provided by our Vice President’s brother of $2,700 in each of the quarters for the three months ended June 30, 2008 and 2007, respectively.

We had net losses of $19,696 and $9,304 for the six months ended June 30, 2008 and 2007, respectively. The net losses in these periods were primarily due to depreciation expense, which were $6,500 in each of the six months ended June 30, 2008 and 2007. We also imputed the fair value of rent provided by our Vice President’s brother of $5,400 in each of the six months ended June 30, 2008 and 2007, respectively.

Expenses

Operating expenses for the three months ended June 30, 2008 and 2007 were $10,074 and $14,790, respectively. Depreciation expense fees and the fair value of rent provided as mentioned above were the primary reasons for the changes in the respective periods. Also, uniform expenses of $387 and $322 for the three months ended June 30, 2008 and 2007, respectively, was another reason for the changes in the respective periods.

Operating expenses for the six months ended June 30, 2008 and 2007 were $26,774 and $25,364, respectively. Depreciation expense fees and the fair value of rent provided as mentioned above were the primary reasons for the changes in the respective periods.

Cost of Revenue

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended June 30, 2008, we had cost of revenues of $10,196, or approximately 82% of revenues, and $11,679 for the three months ended June 30, 2007, or approximately 57%. The cost of revenue as a percentage of revenue increased with costs of parts and labor increasing during the three-month period ended June 30, 2008.

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the six months ended June 30, 2008, we had cost of revenues of $15,392, or approximately 61% of revenues, and $18,058 for the six months ended June 30, 2007, or approximately 50%. The cost of revenue as a percentage of revenue increased with costs of parts and labor increasing during the six-month period ended June 30, 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three and six-month periods ended June 30, 2008 and 2007. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(11,118) and $2,188 for the six months ended June 30, 2008 and 2007, respectively, primarily attributable to a net loss, which were $19,696 and $9,304 for the six months ended June 30, 2008 and 2007, offset by depreciation expense of $6,500, fair value of rent provided in the amount of $5,400, and increases in accounts payable in each of these two periods.

There were no cash flows from investing activities for the six months ended June 30, 2008 and 2007.

Net cash flows used in financing activities were $687 and $460 for the six months ended June 30, 2008 and 2007, solely attributable to principal repayments on our note payable to the bank.

Overall, we have funded all of our cash needs from inception through June 30, 2008 with proceeds from issuance of our common stock.

On June 30, 2008, we had cash of $45,743 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

BMX DEVELOPMENT CORP. (FKA BIOMETRIX INTERNATIONAL, INC.)

Date: August 7, 2008	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002