Form 10-Q
period 2008-09-30
BMX Development Corp.
filed 2008-11-12
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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
Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of November 12, 2008:     4,896,000

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”CONSOLIDATED FINANCIAL STATEMENTS

BMX Development Corp (F.K.A. Biometrix International, Inc.)Page

Consolidated Balance Sheet 4

Consolidated Statement of Operations 5

Consolidated Statement of Stockholders’ Equity 6

Consolidated Statement of Cash Flows 7

Notes to Consolidated Financial Statements 8

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008

	Unaudited	Audited
ASSETS	30-Sep-08	31-Dec-07

CURRENT ASSETS:
Cash	$45,878	$57,548
TOTAL CURRENT ASSETS	45,878	57,548

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(53,083)	(43,333)
TOTAL FIXED ASSETS	11,917	21,667

TOTAL ASSETS	$57,795	$79,215

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$428	$3,675
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	6,822	10,069

LONG-TERM LIABILITIES
Bank note payable	4,726	5,752
TOTAL LONG-TERM LIABILITIES	4,726	5,752

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,796,000 shares issued and outstanding at September 30, 2008)	4,796	7,596
Additional paid in capital	170,448	159,548
Retained deficit	(128,997)	(103,750)
TOTAL STOCKHOLDERS' EQUITY	46,247	63,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,795	$79,215

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2008		2007		2008		2007
REVENUES:
Sales		$7,192		$38,950		$32,591		$75,370
Cost of sales		(4,096)		(23,522)		(19,488)		(41,580)
Gross profit		3,096		15,428		13,103		33,790

EXPENSES:
Selling, general and administrative expenses		6,938		28,575		33,712		53,939
Total expenses		6,938		28,575		33,712		53,939

Loss from operations		$(3,842)		$(13,147)		$(20,609)		$(20,149)

Interest expense		(1,709)		(2,649)		(4,638)		(4,951)

Loss before income taxes		(5,551)		(15,796)		(25,247)		(25,100)

Provision for income taxes		-		-		-		-

NET LOSS		$(5,551)		$(15,796)		$(25,247)		$(25,100)

Basic and fully diluted net loss per common share:	$	**	$	**	$	**	$	**

Weighted average common shares outstanding		4,796,000		7,548,000		4,796,000		6,548,000

** Less than $.01

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2008	4,796,000	$4,796	$162,348	$(103,750)

Fair value of rent contributed by related party	-	-	8,100	-

Net loss for the nine months ended September 30, 2008	-	-	-	(25,247)

Balances, September 30, 2008	4,796,000	$4,796	$170,448	$(128,997)

BMX DEVELOPMENT CORP.
(FKA BIOMETRIX INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,247)	$(25,100)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	9,750	9,750
Warrants issued to investors	-	14,244
Fair value of rent contributed by related party	8,100	8,100
Increase (decrease) in operating liabilities
Accounts payable	(3,247)	(8,578)
NET CASH (USED IN) OPERATING ACTIVITIES	(10,644)	(1,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	-	48,000
Proceeds from related party	-	5,000
Principal repayments of bank note payable	(1,026)	(690)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	(1,026)	52,310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,670)	50,726

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	57,548	335

END OF THE PERIOD	$45,878	$51,061

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

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

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to (i)

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

NOTE 2                      INCOME TAXES

At September 30, 2008, the Company had federal and state net operating loss carry forwards of approximately $100,000 that expire in the year 2020.
Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2008 and 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2008 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $21,000 less a valuation allowance in the amount of approximately $21,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,000 for the nine month period ended September 30, 2008.

The Company’s total deferred tax asset as of September 30, 2008 is as follows:

Net operating loss carry forwards                    $   21,000
Valuation allowance                                           (21,000)

Net deferred tax asset                        $        --
=======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the nine months ended September 30, 2008 and 2007 is as follows:

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

BMX DEVELOPMENT CORP. “FKA BIOMETRIX INTERNATIONAL, INC.”
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

NOTE 3	CAPITAL STOCK (CONTINUED)

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

NOTE 4                      LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the nine months ended September 30, 2008 and 2007.

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2008 and 2007 are summarized as follows:

Cash paid during the period for interest and income taxes:

2008                                           2007
Income Taxes                                       $   --                                           $  --
Interest                                                 $4638                                         $4,951

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

NOTE 7                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 10.25%, secured by equipment with a net book value of $15,167 at September 30, 2008. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of September 30, 2008 for the next five years with none due thereafter are as follows:

2008                                                      $       1,055
2009                                                      $       1,552
2010                                                      $       1,728
2011                                                      $       1,785
Total                                                      $       6,120
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

At September 30, 2008, the Company owes $5,000 to a company related through common ownership with the Company’s officer, director and majority shareholder for money it borrowed during the nine months ended September 30, 2007.

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

Stock warrants outstanding and exercisable on September 30, 2008 are as follows:

Exercise	Shares Under	Remaining Life
Price per Share	Option	In Years
Outstanding:
$1.50	96,000	2.00

Exercisable:
$1.50	96,000	2.00

NOTE 10                      SUBSEQUENT EVENTS

In the fourth quarter of the year ended December 31, 2008, the Company issued 80,000 common shares to an accredited investor valued at $.625 per share for cash proceeds of $50,000 and 20,000 common shares for services rendered valued at $.625 per share for an expense of $12,500.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Revenues

Net revenues were $7,192 and $38,950 for the three months ended September 30, 2008 and 2007, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2008 and a weakening, recessionary economy.

Net revenues were $32,591 and $75,370 for the nine months ended September 30, 2008 and 2007, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in revenues was due to fewer advertising in 2008 and a weakening, recessionary economy.

Income / Loss

We had net losses of $5,551 and $15,796 for the three months ended September 30, 2008 and 2007, respectively. The net losses in these periods were primarily due to depreciation expense, which were $3,250 in each of the quarters for the three months ended September 30, 2008 and 2007. We also imputed the fair value of rent provided by our Vice President’s brother of $2,700 in each of the quarters for the three months ended September 30, 2008 and 2007, respectively.

We had net losses of $25,247 and $25,100 for the nine months ended September 30, 2008 and 2007, respectively. The net losses in these periods were primarily due to depreciation expense, which were $9,750 in each of the nine months ended September 30, 2008 and 2007. We also imputed the fair value of rent provided by our Vice President’s brother of $8,100 in each of the nine months ended September 30, 2008 and 2007, respectively.

Expenses

Operating expenses for the three months ended September 30, 2008 and 2007 were $6,938 and $28,575, respectively. Depreciation expense and the fair value of rent provided as mentioned above were the primary reasons for the changes in the respective periods. .

Operating expenses for the nine months ended September 30, 2008 and 2007 were $33,712 and $53,939, respectively. Depreciation expense and the fair value of rent provided as mentioned above were the primary reasons for the changes in the respective periods.

Cost of Revenue

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended September 30, 2008, we had cost of revenues of $4,096, or approximately 56% of revenues, and $23,522 for the three months ended September 30, 2007, or approximately 60%. The cost of revenue as a percentage of revenue increased with costs of parts and labor increasing during the three-month period ended September 30, 2008.

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the nine months ended September 30, 2008, we had cost of revenues of $19,488, or approximately 60% of revenues, and $41,580 for the nine months ended September 30, 2007, or approximately 55%. The cost of revenue as a percentage of revenue increased with costs of parts and labor increasing during the nine-month period ended September 30, 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three and nine-month periods ended September 30, 2008 and 2007. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(10,644) and $(1,584) for the nine months ended September 30, 2008 and 2007, respectively, primarily attributable to a net loss, which were $25,247 and $25,100 for the nine months ended September 30, 2008 and 2007, offset by depreciation expense of $9,750, fair value of rent provided in the amount of $8,100, and increases in accounts payable in each of these two periods.

There were no cash flows from investing activities for the nine months ended September 30, 2008 and 2007.

Net cash flows provided by (used in) financing activities were $(1,026) and $52,310 for the nine months ended September 30, 2008 and 2007, attributable to principal repayments on our note payable to the bank. In the 2007 period, we raised $48,000 in cash from the sale of our common stock to eight accredited investors. In that period, we also received $5,000 in a loan from a related party.

Overall, we have funded all of our cash needs from inception through September 30, 2008 with proceeds from issuance of our common stock.

On September 30, 2008, we had cash of $45,878 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

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

BMX DEVELOPMENT CORP. (FKA BIOMETRIX INTERNATIONAL, INC.)

Date: November 12, 2008	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002