Form 10KSB/A
period 2007-12-31
BMX Development Corp.
filed 2008-11-24
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 000-52670

BMX DEVELOPMENT CORP.
(Name of Small Business Issuer in its Charter)

Florida	20-2089854
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19720 Jetton Rd, Suite 300, Cornelius, NC 28031
(Address of Principal Executive Offices)

(704) 904-2390
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐ No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $92,232.

The aggregate market value of the issuer’s common stock held by non-affiliates: N/A

Number of shares of common stock outstanding as of March 31, 2008: 4,796,000

Transitional Small Business Disclosure Format (check one):   ☐  Yes   ☒  No

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

Explanatory Note

BMX Development Corp. (which may be referred to herein as “we”, “us” or “the Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”) to replace the Item 8A disclosure with Item 8A(T) and include Management’s Report on Internal Control Over Financial Reporting. In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including revised Certifications and certain currently dated Certifications. The remainder of the Annual Report filed with the Securities and Exchange Commission on March 31, 2008 remains unchanged.

PART II

ITEM 8A(T). CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures and internal controls designed to provide reasonable assurance that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining adequate internal control over financial reporting for us. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Certifying Officers concluded that the current disclosure controls and procedures are effective.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence. We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls. Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change. We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as December 31, 2007 our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMX Development Corp.

By: /s/  Michael J. Bongiovanni
       Michael J. Bongiovanni
       President

      Date: November 24, 2008

Exhibits

14.1.   Code of Ethics
31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer
32.1.   Section 1350 Certifications of Chief Executive Officer
32.2.   Section 1350 Certifications of Chief Financial Officer