Form 10-K
period 2008-12-31
BMX Development Corp.
filed 2009-03-31
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (FKA BIOMETRIX INTERNATIONAL, INC.)
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19720 Jetton Road, 3rd Floor
Cornelius, North Carolina 28031
(Address of principal executive offices)

704-892-8733
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, Par Value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

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
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2008 were $36,072.

The aggregate market value of the voting stock on March 31, 2009 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $650,440 based upon the most recent sales price for such Common Stock on said date ($1.01). On March 31, 2009, there were 4,914,000 shares of our Common Stock issued and outstanding, of which approximately 644,000 shares were held by non-affiliates.

Number of shares of common stock outstanding as of March 31, 2009:     4,914,000

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I:

PART II:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..............................6
Item 6.                    Selected Financial Data...........................................................................................................................................................................................8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations....................................................................8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.........................................................................................................................9
Item 8.	Financial Statements and Supplementary Data...................................................................................................................................................9
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................20
Item 9A.
Controls and Procedures........................................................................................................................................................................................20

Item 9A(T).
Controls and Procedures........................................................................................................................................................................................20

Item 9B.
Other Information.....................................................................................................................................................................................................20

PART III:

Item 10.                  Directors, Executive Officers and Corporate Governance..................................................................................................................................21
Item 11.                  Executive Compensation..........................................................................................................................................................................................22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....................................................23
Item 13.	Certain Relationships and Related Transactions, and Director Independence...............................................................................................23
Item 14.	Principal Accounting Fees and Services...............................................................................................................................................................24

PART IV:

Item 15.	Exhibits, Financial Statement Schedules...............................................................................................................................................................24

SIGNATURES:

Table of Cotents

ITEM 1. BUSINESS

Introduction

The Company (“we”, “our”,) was incorporated in Florida effective December 28, 2004 and provides motor cycle repair services to customers located in and around the Charlotte, North Carolina area.

We are established as a service provider to street and off-road motor cycle owners by providing quality repairs for them. We have been in existence for four years.

Prior to the merger with Johnson High Performance, Inc. in 2007, we were an inactive, dormant shell corporation. We had been dormant since December 2004 with operations consisting of only organizational activities. Management decided that the repair and servicing of motor cycles would be beneficial, thus we merged with a business in this field.

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

We have two full-time employees. We also have two management consultants that are each independently contracted by us to service and provide financial consulting.

Our service line consists primarily of the following:

•
•	Air Filters
•	Air Shifters
•	Carburetors
•	Chains
•	Cylinders
•	Exhaust Systems
•	Cylinders
•	Exhaust Systems
•	Fuel Valves
•	Gaskets
•	Ignitions
•	Piston Kits
•	Race Engine Valves
•	RPM Limiters
•	Throttle Assemblies
•	Tires
•	Transmission and Clutch Parts
•	Valves
•	Velocity Stacks
•	Wheels

We do provide installation services for these products. At the present time there is no need for governmental approvals, though this may change in the future.

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

Table of Cotents

ITEM 1A. RISK FACTORS

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

We have received a report from our independent auditors on our financial statements for years ended December 31, 2008 and 2007. The footnote to our financial statements list factors that raise some doubt about our ability to continue as a going concern.

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

We will require additional funding over the next twelve months to develop our business.  Presently, we have approximately $123,000 worth of liquid assets with which to pay our expenses.  Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that additional capital will be available on favorable terms to us. If adequate funds are not available, we may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms.

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

The market for motor cycle repairs is intensely competitive and dominated by a small number of large, well-established, and well-financed companies. Many of these competitors have longer operating histories and greater financial, technical, sales and marketing resources than we do. In addition, we also face competition from potential new entrants into the market. Management cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

Table of Cotents

Lack of Public Market for Security

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

We received a Going Concern opinion during our recent financial audit

We have received a report from our independent auditor on our financial statements for the years ended December 31, 2008 and 2007. The footnotes to our audited financial statements list factors which raise some doubt about our ability to continue as a going concern. These factors were related to recurring losses from operations since inception. In addition, we have yet to generate an internal cash flow from our business operations. Our plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate our working deficiency, and 2) implement a plan to generate further sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated audited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

ITEM 1B. Unresolved Staff Comments

None.

Table of Cotents

ITEM 2. PROPERTIES

We currently do not own any property. We rent 100 square feet of space under a three year operating lease agreement at $100 per month. The lease expires on December 31, 2009 and is therefore less than a one year minimum lease commitment remaining. We do not plan on acquiring any property in the immediate future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Electronic Bulletin Board under the symbol, BMXD.OB. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Year Ended December 31, 2008:                                       High                                 Low

12/31/2008*                                                                $        2.00                      $           1.01

Interim period Ending March 31, 2009

    $          2.05                     $           1.01

*Our stock commenced trading on December 8, 2008

Agreements to Register

Not applicable.

Holders

As of March 31, 2009 there were 53 holders of record of our common stock.

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

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Dividend Policy

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

Table of Cotents

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

Voting Rights

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

Miscellaneous Rights and Provisions

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

There is no provision in our charter or by-laws that would delay, defer, or prevent a change in our control.

Debt Securities

We have not issued any debt securities.

Dividend Rights

The common stock has no rights to dividends, except as the Board may decide in its discretion, out of funds legally available for dividends. We have never paid any dividends on our common stock, and have no plans to pay any dividends in the foreseeable future.

Common Stock Description

We are authorized to issue 200,000,000 shares of common stock, $.001 par value, of which 4,914,000 shares are currently issued and outstanding. The holders of shares of common stock have one vote per share. None of the  shares  have preemptive or  cumulative voting  rights,  have any rights of redemption or are liable for  assessments  or  further  calls. The holders of common stock are entitled to dividends, when and as declared by the Board of Directors from funds legally available, and upon liquidation of us to share pro rata in any distribution to shareholders.

Transfer Agent

Guardian Registrar & Transfer, Inc., 7951 S.W. 6thStreet, Suite 216, Plantation, Florida, 33324, is our transfer agent and registrar for our common stock.

Warrants

As part of the issuance of common shares noted in footnote 4 to our financial statements, we issued 96,000 stock warrants during the year 2007. No warrants were issued in 2008. These warrants expire on September 24, 2010 and the exercise price is $1.50 per warrant. No warrants expired during 2008 or2007.

During the year ended December 31, 2007, we recorded an expense of $14,244, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 6.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2008 is 1.75 years.

Table of Cotents

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policies

Revenue recognition

We recognize revenue when repair services are completed, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. We assess collectability based upon the clients’ financial condition and prior payment history, as well as our performance under the contract.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The following discussion should be read in conjunction with the audited financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues (for the years ended December 31, 2008 and 2007).

Net revenues were $ 36,072 and $92,232 for the years ended December 31, 2008 and 2007, respectively. The sales revenues were due primarily to motorcycle repairs and maintenance. The decrease in year to date revenues was due to a worsening economy in which motor cycle owners did not buy as many motor cycles as the credit market made it difficult to obtain loans for such items.

Cost of Sales (for the years ended December 31, 2008 and 2007).

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the year ended December 31, 2008, we had cost of revenues of $26,203, or approximately 72.6% of revenues, versus cost of revenues of $54,058, or approximately 59% of revenues. The cost of revenue as a percentage of revenue increased due to worsening efficiencies on account of the bad market place in 2008.

Expenses (for the years ended December 31, 2008 and 2007).

Operating expenses for the year ended December 31, 2008 were $46,048 compared to operating expenses of $71,485 for the year ended December 31, 2007. Depreciation expense fees as mentioned above and warrants expenses of $14,244 for the 2007 year were the primary reasons for the changes in the respective periods. The decrease in operating expenses was due to no warrants being issued in 2008 and reduced expenses due to cost savings on account of decreased revenues in 2008.

As part of the issuance of common shares noted in footnote 4 to our financial statements, we issued 96,000 stock warrants during the year 2007. These warrants expire on September 24, 2010 and the exercise price is $1.50 per warrant.

During the year ended December 31, 2007, we recorded an expense of $14,244, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 6.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2008 is 1.75 years.

Table of Cotents

Income Taxes (for the years ended December 31, 2008 and 2007).

We had no provision for income taxes for the year ended December 31, 2008 and 2007, respectively, due to our net loss.

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

Income/Losses (for the years ended December 31, 2008 and 2007).

We had a net (loss) of $(40,409) and $(34,429) for the years ended December 31, 2008 and 2007, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $46,048 and $71,485 for the years ended December 31, 2008 and 2007, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2008 and 2007).

Net cash flows used in operating activities were $19,109 for the year ended December 31, 2008 and net cash flows provided by operating activities were $5,290 for the year ended December 31, 2007. This is primarily attributable to a net loss, which were $40,409 and $34,429 for the years ended December 31, 2008 and 2007, offset by depreciation expense of $13,000 in both periods, fair value of rent provided in the amount of $10,800 in both periods, and increases in accounts payable in each of these two periods.

During the year ended December 31, 2007, we recorded a non-cash expense of $14,244, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 6.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2008 is 1.75 years.

There were no cash flows from investing activities for the years ended December 31, 2008 and 2007.

Net cash flows provided by financing activities were $48,635 and $51,923 for the years ended December 31, 2008 and 2007, attributable to principal repayments on our note payable to the bank in the amounts of $1,365 and $1,077 in both periods, respectively. During the year ended December 31, 2008, we also borrowed $5,000 from a party related through common ownership and directorship. These monies were used for operational purposes. We also raised $50,000 and $48,000 in the years 2008 and 2007, respectively, from various accredited investors through the form of equity issuances.

Overall, we have funded all of our cash needs from inception through December 31, 2008 with proceeds from issuance of our common stock.

On December 31, 2008, we had cash of $87,074 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.
No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $144,159 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$36,072	$92,232
Cost of Sales	$(26,203)	$(54,058)
Gross profit	$9,869	$38,174
Operating expenses	$46,048	$71,485
(Loss) from operations	$(36,179)	$(33,311)
Interest expense	$(4,230)	$(1,118)
Net (loss)	$(40,409)	$(34,429)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2008

Cash	$57,548
Total current assets	$87,074
Other assets	$8,667
Total Assets	$95,741
Current liabilities	$10,369
Long term liabilities	$4,387
Stockholders’ equity	$80,985
Total liabilities and stockholders’ equity	$95,741

Table of Cotents

CONTENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM     11

CONSOLIDATED BALANCE SHEETS                                                     12

CONSOLIDATED STATEMENTS OF OPERATIONS                            13

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY       14

CONSOLIDATED STATEMENTS OF CASH FLOWS 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 16 - 19

Table of Cotents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
BMX Development Corp.

I have audited the consolidated balance sheets of BMX Development Corp. as of December 31, 2008, and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMX Development Corp. as of December 31, 2008, and the results of its consolidated operations and its cash flows for the two years ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

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

Traci J. Anderson, CPA

Huntersville, North Carolina

March  30, 2009

Table of Cotents

BMX DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	Audited	Audited
ASSETS	31-Dec-08	31-Dec-07

CURRENT ASSETS:
Cash	$87,074	$57,548
TOTAL CURRENT ASSETS	87,074	57,548

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(56,333)	(43,333)
TOTAL FIXED ASSETS	8,667	21,667

TOTAL ASSETS	$95,741	$79,215

LIABILITIES ANDSTOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,975	$3,675
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	10,369	10,069

LONG-TERM LIABILITIES
Bank note payable	4,387	5,752
TOTAL LONG-TERM LIABILITIES	4,387	5,752

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,896,000 shares issued and outstanding at December 31, 2008)	4,896	7,596
Additional paid in capital	220,248	159,548
Retained deficit	(144,159)	(103,750)
TOTAL STOCKHOLDERS' EQUITY	80,985	63,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,741	$79,215

The accompanying notes are an integral part of these consolidated financial statements

Table of Cotents

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Years
	Ended December 31,
	2008	2007
REVENUES:
Sales	$36,072	$92,232
Cost of sales	(26,203)	(54,058)
Gross profit	9,869	38,174

EXPENSES:
Selling, general and administrative expenses	46,048	71,485
Total expenses	46,048	71,485

Loss from operations	$(36,179)	$(33,311)

Interest expense	(4,230)	(1,118)

Loss before income taxes	(40,409)	(34,429)

Provision for income taxes	-	-

NET LOSS	$(40,409)	$(34,429)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

Weighted average common shares outstanding	6,246,000	6,548,000

The accompanying notes are an integral part of these consolidated financial statements

Table of Cotents

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2007	5,500,000	$5,500	$86,600	$(69,321)

Fair value of rent contributed by related party	-	-	10,800	-

Fair value of warrants issued to investors	-	-	14,244	-

Issuance of common stock for acquisition	2,000,000	2,000	-	-

Issuance of common stock to accredited investors	96,000	96	47,904	-

Net loss for the year ended December 31, 2007	-	-	-	(34,429)

Balances, January 1, 2008	7,596,000	$7,596	$159,548	$(103,750)

Retirement of common shares by two officers and directors	(2,800,000)	(2,800)	-	-

Fair value of rent contributed by related party	-	-	10,800	-

Issuance of common stock to accredited investors	100,000	100	49,900	-

Net loss for the year ended December 31, 2008	-	-	-	(40,409)

Balances, December 31, 2008	4,896,000	$4,896	$220,248	$(144,159)

The accompanying notes are an integral part of these consolidated financial statements

Table of Cotents

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,409)	$(34,429)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	13,000	13,000
Warrants issued to investors	-	14,244
Fair value of rent contributed by related party	10,800	10,800
Par value of common stock for business acquisition	-	2,000
Retirement of common shares by two officers and directors	(2,800)	-
Increase (decrease) in operating liabilities
Accounts payable	300	(325)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,109)	5,290

CASHFLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	50,000	48,000
Proceeds from related party	-	5,000
Principal repayments of bank note payable	(1,365)	(1,077)
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,635	51,923

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,526	57,213

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	57,548	335

END OF THE YEAR	$87,074	$57,548

The accompanying notes are an integral part of these consolidated financial statements

Table of Cotents

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

The above mentioned stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby JHP is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of JHP, with the assets and liabilities, and revenues and expenses, of BMX being included effective from the date of stock exchange transaction. BMX is deemed to be a continuation of the business of JHP. Accordingly, the accompanying consolidated financial statements include the following:

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

Revenue Recognition – Revenue is recognized when motorcycle repair services are completed provided collection from the motorcycle owner of the resulting receivable is probable.

Table of Cotents

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any

Table of Cotents

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2                      INCOME TAXES

At December 31, 2008 the Company had federal and state net operating loss carry forwards of approximately $60,000 that expire in various years through the year 2022.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2008 and 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2008 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $24,000 less a valuation allowance in the amount of approximately $24,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $12,000 and $4,000 for the years ended December 31, 2008 and 2007, respectively.

The Company’s total deferred tax asset as of December 31, 2008 is as follows:

Net operating loss carry forwards                                                    $   24,000
Valuation allowance                                                                               (24,000)

Net deferred tax asset                                                        $            --
               ========
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

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

Table of Cotents

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 3	CAPITAL STOCK (CONTINUED)

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

During the year ended December 31, 2008, the Company issued 100,000 common shares in exchange for $50,000 in cash collections, respectively, from the sale thereof pursuant to a private placement to accredited investors made under Regulation 504.

During the year ended December 31, 2008, two of the Company’s officers and directors collectively retired 2,800,000 common shares back to the Company’s treasury.

NOTE 4                      WARRANTS

As part of the issuance of common shares noted in footnote 3 above, the Company issued 96,000 stock warrants during the year 2007. No warrants were issued in 2006. These warrants expire on September 24, 2010 and the exercise price is $1.50 per warrant. No warrants expired during 2007 or 2006.

During the year ended December 31, 2007, the Company recorded an expense of $14,244, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 6.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2008 is 1.75 years.

NOTE 5                      LOSS PER SHARE
Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the years ended December 31, 2008 and 2007.

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2008 and 2007 are summarized as follows:

Cash paid during the period for interest and income taxes:

                                                                                                                    2008                                           2007
Income Taxes                                          $   --                                            $  --
Interest                                                     $4,230                                        $1,118

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

NOTE 8                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 9.50% as of December of 2008, secured by equipment with a net book value of approximately $8,667 at December 31, 2008. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of December 31, 2008 for the next three years are as follows:

2009                                                      $       1,394
2010                                                      $       1,728
2011                                                      $       2,659
Total                                                      $      5,781
                                                            ==========

NOTE 9                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company had a three year lease at $100 per month with a related party company that is partially owned by its President. The lease, which was extended for a one year period past its original expiration, currently expires on December 31, 2009. Therefore, no future minimum lease commitment exists beyond one year.

The Company also has an oral, month-to-month lease with an individual related to the Company’s Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area.

NOTE 10                      SUBSEQUENT EVENT

Subsequent to the year ended December 31, 2008, the Company issued 18,000 common shares in exchange for $36,000 in cash collections, respectively, from the sale thereof pursuant to a private placement to accredited investors made under Regulation 504.  The company also issued 18,000 warrants to purchase additional shares of common stock at $2.00 exercise price per share. The warrants expire in three yars from the date of the issuance.

Table of Cotents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

None.

Table of Cotents

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Michael J. Bongiovanni	46	President and Director
Dean A. Stewart	37	Vice President and Director

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

Mike has published an article in the Anderson Norman Chamber of Commerce entitled “Roth IRA Conversions”.

Other Memberships and Activities:

.           Member Venture Capital Committee of the Charlotte Chamber of Commerce.
.           Member Metrolina Entrepreneurial Council.
.           Former Member North Carolina Automobile Dealers Association.
.	Former Trustee and money manager for multi-million dollar City of Lauderhill General
.           Employees Pension Fund.
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

Table of Cotents

Dean A. Stewart has served as our Vice President and Director since May 2007. Mr. Stewart’s background is as follows:

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
Promoters and Control Persons

These directors may be considered control persons of us within the meaning of the rules promulgated under the Securities Act of 1933, as amended, by virtue of his and her share ownership, his and her ability to influence our activities, and his positions as our officers and directors.

Family Relationships

None.

Legal Proceedings

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•                      Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•                      Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
•                      Compliance with applicable governmental laws, rules and regulations
•                      The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•                      Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of BMX Development Corp. during the years 2008, 2007 or 2006. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Michael J. Bongiovanni, our President and Director and Dean A. Stewart, our Vice President and Director

SUMMARY COMPENSATION TABLE
Annual Compensation
					Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Michael J. Bongiovanni President	2008 2007 2006	---	---	---	---	---	---	---
Dean A. Stewart Vice President	2008 2007 2006	---	---	---	---	---	---	---

Table of Cotents

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of March 16, 2009, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1) (2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Michael J. Bongiovanni 18101 Collins Avenue Suite 4806 Sunny Isles Beach, Florida 33160	2,960,000 Direct	69%
Robert C. Cottone 7951 S.W. 6th Street, Suite 216 Plantation, Florida 33324	960,000 Direct	22.4%

Security Ownership of Directors and Officers (1) (2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Michael J. Bongiovanni 18101 Collins Avenue Suite 4806 Sunny Isles Beach, Florida 33160	2,960,000 Direct	69%
Dean A. Stewart 13512 Glenwyck Lane Huntersville, North Carolina 28078	50,000 Direct	1.17%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2008, we had a related party payable in the amount of $5,000 to GreenTree Financial Group, Inc. for advances made to us during the year. The company is related to us through common ownership.

Table of Cotents

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

2007:                      $3,500
2008:                      $3,000

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008		2007
	Anderson		Anderson

Audit Fees (1)	$3,000	(2)	$3,500	(2)
Audit-Related Fees (3)	--		--
Tax Fees (4)	--		--
All Other Fees (5)	--		--
Total Accounting Fees and Services	$3,000		$3,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

(a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

Table of Cotents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of BMX Development Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2008 and 2007
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Equity - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

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

BMX DEVELOPMENT CORP.

Date: March 31, 2009	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni
President, Chief Executive Officer and Director

Date: March 31, 2009	/s/ Dean A. Stewart
Dean A. Stewart
Chief Financial Officer and Director