Form 10-Q
period 2009-03-31
BMX Development Corp.
filed 2009-05-13
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2009.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19720 Jetton Road, 3rd Floor
Cornelius, North Carolina 28031
(Address of principal executive offices)

704-892-8733
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of May 13, 2009:    4,914,500

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

PART I. FINANCIAL INFORMATION

ITEM                                                                                                                                                                                                                                           PAGE

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                                                                                                                                      3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATION                                                                                                              12

ITEM 3. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                             13

ITEM 4. CONTROLS AND PROCEDURES                                                                                                                                                                               13

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                                                                                                                                                 14

ITEM 1A. RISK FACTORS                                                                                                                                                                                                          14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                                                                 15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                                                                                                                 15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                                                15

ITEM 5. OTHER INFORMATION                                                                                                                                                                                              15

ITEM 6. EXHIBITS                                                                                                                                                                                                                       15

SIGNATURES                                                                                                                                                                                                                               16

INDEX TO EXHIBITS                                                                                                                                                                                                                  17

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO BMX DEVELOPMENT CORP. CONSOLIDATED FINANCIAL STATEMENTS

BMX Development Corp                                                                                                                                           Page

Consolidated Balance Sheets                                                                                                                     4

Consolidated Statements of Operations                                                                                                   5

Consolidated Statement of Stockholders’ Equity                                                                                   6

Consolidated Statements of Cash Flows                                                                                                  7

Notes to Consolidated Financial Statements                                                                                           8

BMX DEVELOPMENT CORP.
       CONSOLIDATED BALANCE SHEETS
         As of March 31, 2009 and December 31, 2008

	Unaudited	Audited
ASSETS	31-Mar-09	31-Dec-08

CURRENT ASSETS:
Cash	$124,015	$87,074
TOTAL CURRENT ASSETS	124,015	87,074

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(59,583)	(56,333)
TOTAL FIXED ASSETS	5,417	8,667

TOTAL ASSETS	$129,432	$95,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,079	$3,975
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	10,473	10,369

LONG-TERM LIABILITIES
Bank note payable	4,082	4,387
TOTAL LONG-TERM LIABILITIES	4,082	4,387

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 and 4,896,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	4,915	4,896
Additional paid in capital	281,052	220,248
Retained deficit	(171,089)	(144,159)
TOTAL STOCKHOLDERS' EQUITY	114,878	80,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$129,432	$95,741

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMNETS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008

(Unaudited)	For the Three Months
	Ended March 31,
	2009		2008
REVENUES:
Sales		$3,788		$12,984
Cost of sales		(1,515)		(5,196)
Gross profit		2,273		7,788

EXPENSES:
Selling, general and administrative expenses		28,624		16,700
Total expenses		28,624		16,700

Loss from operations		$(26,351)		$(8,912)

Interest expense		(579)		(610)

Loss before income taxes		(26,930)		(9,522)

Provision for income taxes		-		-

NET LOSS		$(26,930)		$(9,522)

Basic and fully diluted net loss per common share:	$	**	$	**

Weighted average common shares outstanding		4,905,250		4,796,000

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009

(Unaudited)
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2009	4,896,000	$4,896	$220,248	$(144,159)

Fair value of rent contributed by related party	-	-	2,700	-

Fair value of warrants issued to investors	-	-	21,123	-

Issuance of common shares to accredited investors	18,500	19	36,981	-

Net loss for the three months ended March 31, 2009	-	-	-	(26,930)

Balances, March 31, 2009	4,914,500	$4,915	$281,052	$(171,089)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMNETS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008

	Unaudited	Unaudited
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,930)	$(9,522)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	3,250	3,250
Fair value of warrants issued to accredited investors	21,123	-
Fair value of rent contributed by related party	2,700	2,700
Increase (decrease) in operating liabilities
Accounts payable	103	(3,397)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	246	(6,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	37,000	-
Principal repayments of bank note payable	(305)	(348)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	36,695	(348)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,941	(7,317)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	87,074	57,548

END OF THE PERIOD	$124,015	$50,231

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

BMX Development Corp., (the “Company”) is a motor cycle repair service company located in the Charlotte, North Carolina area. The Company was certified as incorporated in the State of Florida officially on January 3, 2005 although the articles of incorporation were filed on December 28, 2004. Accordingly, under Florida Statutes 607.0203, the effective date for corporate existence was December 28, 2004, within five business days of the certification thereto. On May 30, 2007, the Company legally changed its name to BMX Development Corp. to better suit the business in which it currently operates in.

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

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its results of consolidated operations and consolidated financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and consolidated financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

Recent Accounting Pronouncements (cont.) –  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements (cont.) –  On May 9, 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated results of operations or its consolidated financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the Company on January 1, 2009. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. This FSP will be effective for the Company on January 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. The Company does not expect FSP 03-6-1 to have a material impact on its earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to the Company’s financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s year beginning January 1, 2009 and is to be applied prospectively. The adoption of Issue No. 08-6 is not expected to have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have any impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will be effective for the Company’s year beginning January 1, 2009 and is not expected to have a material impact on its consolidated financial statements.

NOTE 2	INCOME TAXES

At March 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $103,000 that expire in the year 2020.
Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2008 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $22,000 less a valuation allowance in the amount of approximately $22,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,000 for the three month period ended March 31, 2009.

The Company’s total deferred tax asset as of March 31, 2009 is as follows:

Net operating loss carry forwards                                    $   22,000
Valuation allowance                                                               (22,000)

Net deferred tax asset                                        $           --
=======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2009 and 2008 is as follows:

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

In the first quarter of 2009, the Company issued 18,500 shares of its restricted common stock to four accredited investors in exchange for $37,000 in cash. The Company also issued an equal warrant for each share sold. See Note 9 below for disclosure of the warrants. The Company recorded $21,123 in expense during the three months ended March 31, 2009 to record the fair market value of the warrants issued based on the Black Scholes option-pricing model.

NOTE 4                      LOSS PER SHARE
Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three months ended March 31, 2009 and 2008.

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2009 and 2008 are summarized as follows:

Cash paid during the periods for interest and income taxes:

2009                                2008

Income Taxes                                                      $   --                                $  --

Interest                                                                $ 579                                $ 610

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

NOTE 7                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 10.25%, secured by equipment with a net book value of $5,417 at March 31, 2009. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of March 31, 2009 for the next five years with none due thereafter are as follows:

2009                                           $       1,394
2010                                           $       1,728
2011                                           $       2,354
Total                                          $       5,476
                                                   ========

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008

NOTE 8                      LEASE COMMITMENT AND RELATED PARTY TRANSACTION

The Company has a three year lease at $100 per month with a related party company that is partially owned by its President. The lease expires on December 31, 2009 and, therefore, no future minimum lease commitment exists beyond one year.

The Company also has an oral, month-to-month lease with an individual related to the Company’s Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The consolidated financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area.

At March 31, 2009, the Company owes $5,000 plus accrued interest to a company related through common ownership with the Company’s officer, director and majority shareholder for money it borrowed in prior years.

NOTE 9                      STOCK WARRANTS

During the three months ended March 31, 2009, the Company issued 18,500 stock warrants to four unrelated accredited investors who subscribed to the Company’s common stock. The stock warrants allow the unrelated parties to purchase shares of the Company’s stock at $2.00 per share per the individual signed warrant agreement. The warrants allow the unrelated parties to purchase one common share of the Company’s common stock for each warrant. The warrants expire in February, 2012 per the individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense of $21,123 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 65% volatility, $2.00 per share strike price, and a life of three years.

Stock warrants outstanding and exercisable on March 31, 2009 are as follows:

Exercise	Shares Under	Remaining Life
Price per Share	Option	In Years
Outstanding:
$1.50	96,000	1.75
$2.00	18,500	2.90

Exercisable:
$1.50	96,000	1.75
$2.00	18,500	2.90

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” “BMX” and the "Company" means, BMX Development Corp., a Florida corporation. These terms also refer to our wholly-owned subsidiary corporation, Johnson High Performance, Inc. (“JHP”), organized and existing under the laws of North Carolina on September 1, 2004, acquired on April 27, 2007.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Revenues

Sales were $3,788 and $12,984 for the three months ended March 31, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in sales was due to fewer advertising in 2009 and a weakening, recessionary economy.

Gross profits were $2,273 and $7,788 for the three months ended March 31, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2009 and a weakening, recessionary economy.

Income / Loss

We had net losses of $26,930 and $9,522 for the three months ended March 31, 2009 and 2008, respectively. The net losses in these periods were primarily due to the increase in selling, general, and administrative expenses from $28,624 for the three months ended March 31, 2009 compared to $16,700 for the three months ended March 31, 2008. The increase in expenses was attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 were $28,624 and $16,700, respectively. The increase was mainly attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Cost of Sales

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended March 31, 2009, we had cost of revenues of $1,515, or approximately 40% of revenues, and $5,196 for the three months ended March 31, 2008, or approximately 40%. The cost of revenue as a percentage of revenue stayed constant with costs of parts and labor staying constant during the three-month period ended March 31, 2009.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended March 31, 2009 and 2008. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $246 and $(6,969) for the three months ended March 31, 2009 and 2008, respectively, primarily attributable to a net loss, which were $26,930 and $9,522 for the three months ended March 31, 2009 and 2008, offset by depreciation expense of $3,250, fair value of rent provided in the amount of $2,700, and increases in accounts payable in March 31, 2009. Also, the fair value of warrants issued to accredited investors increased from $0 in March 31, 2008 to $21,123 in March 31, 2009.

There were no cash flows from investing activities for the three months ended March 31, 2009 and 2008.

Net cash flows provided by (used in) financing activities were $36,695 and $(348) for the three months ended March 31, 2009 and 2008, attributable to principal repayments on our note payable to the bank and issuances of common shares to accredited investors in the amount of $37,000 in the quarter ending March 31, 2009.

Overall, we have funded all of our cash needs from inception through March 31, 2009 with proceeds from issuance of our common stock.

On March 31, 2009, we had cash of $124,015 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

We have received a report from our independent auditors on our financial statements for years ended December 31, 2008 and 2007. The footnote to our financial statements list factors that raise doubt about our ability to continue as a going concern.

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

We will require additional funding over the next twelve months to develop our business.  Presently, we have approximately $124,015 worth of liquid assets with which to pay our expenses.  Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that additional capital will be available on favorable terms to us. If adequate funds are not available, we may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms.

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

We received a Going Concern opinion during our recent financial audits

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

Declining economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2009, we issued 500 common shares each to Scott Tetterton and Victor Hart at $2.00 per share for a total of $1,000 from each investor and an aggregate of $2,000. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During the first quarter of 2009, we issued 5,000 common shares to Michael Archer II at $2.00 per share for a total aggregate amount of $10,000. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

During the first quarter of 2009, we issued 12,500 common shares to Peter J. Wirth at $2.00 per share for a total aggregate amount of $25,000. We used the proceeds from these offerings for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree in each offering, (3) each offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 32 of this Form 10-Q, which is incorporated herein by reference.

       Reports on Form 8-K filed

(2)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BMX DEVELOPMENT CORP.

Date: May 13, 2009	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002