Form 10-Q
period 2009-06-30
BMX Development Corp.
filed 2009-08-05
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19720 Jetton Road, 3rd Floor
Cornelius, North Carolina 28031
(Address of principal executive offices)

704-892-8733
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of August 05, 2009: 4,914,500

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO BMX DEVELOPMENT CORP. CONSOLIDATED FINANCIAL STATEMENTS

BMX Development Corp                                                                                                                                           Page

Consolidated Balance Sheets                                                                                                                         4

Consolidated Statements of Operations                                                                                                        5

Consolidated Statement of Stockholders’ Equity                                                                                         6

Consolidated Statements of Cash Flows                                                                                                        7

Notes to Consolidated Financial Statements                                                                                            8

BMX DEVELOPMENT CORP.
       CONSOLIDATED BALANCE SHEETS
         As of June 30, 2009 and December 31, 2008

	Unaudited	Audited
ASSETS	6/30/2009	12/31/2008

CURRENT ASSETS:
Cash	$107,545	$87,074
TOTAL CURRENT ASSETS	107,545	87,074

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(62,833)	(56,333)
TOTAL FIXED ASSETS	2,167	8,667

TOTAL ASSETS	$109,712	$95,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$625	$3,975
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	7,019	10,369

LONG-TERM LIABILITIES
Bank note payable	3,777	4,387
TOTAL LONG-TERM LIABILITIES	3,777	4,387

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 and 4,896,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	4,915	4,896
Additional paid in capital	283,752	220,248
Retained deficit	(189,751)	(144,159)
TOTAL STOCKHOLDERS' EQUITY	98,916	80,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,712	$95,741

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMNETS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2009		2008		2009		2008
REVENUES:
Sales		$665		$12,415		$4,453		$25,399
Cost of sales		(554)		(10,196)		(2,069)		(15,392)
Gross profit		111		2,219		2,384		10,007

EXPENSES:
Selling, general and administrative expenses		18,191		10,074		46,815		26,774
Total expenses		18,191		10,074		46,815		26,774

Loss from operations		$(18,080)		$(7,855)		$(44,431)		$(16,767)

Interest expense		(582)		(2,319)		(1,161)		(2,929)

Loss before income taxes		(18,662)		(10,174)		(45,592)		(19,696)

Provision for income taxes		-		-		-		-

NET LOSS		$(18,662)		$(10,174)		$(45,592)		$(19,696)

Basic and fully diluted net loss per common share:	$	**	$	**	$	**	$	**

Weighted average common shares outstanding		4,905,250		4,796,000		4,905,250		4,796,000

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009

(Unaudited)
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2009	4,896,000	$4,896	$220,248	$(144,159)

Fair value of rent contributed by related party	-	-	5,400	-

Fair value of warrants issued to investors	-	-	21,123	-

Issuance of common shares to accredited investors	18,500	19	36,981	-

Net loss for the six months ended June 30, 2009	-	-	-	(45,592)

Balances, June 30, 2009	4,914,500	$4,915	$283,752	$(189,751)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMNETS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008

	Unaudited	Unaudited
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,592)	$(19,696)
Adjustments to reconcile net loss to net cash
(used in) operations:
Depreciation	6,500	6,500
Fair value of warrants issued to accredited investors	21,123	-
Fair value of rent contributed by related party	5,400	5,400
Increase (decrease) in operating liabilities
Accounts payable	(3,350)	(3,322)
NET CASH (USED IN) OPERATING ACTIVITIES	(15,919)	(11,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	37,000	-
Principal repayments of bank note payable	(610)	(687)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	36,390	(687)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,471	(11,805)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	87,074	57,548

END OF THE PERIOD	$107,545	$45,743

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements (cont.) – In December 2008, the FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP will be effective for the Company’s year beginning January 1, 2009 and is not expected to have a material impact on its consolidated financial statements.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008

NOTE 2                      INCOME TAXES

At June 30, 2009, the Company had federal and state net operating loss carry forwards of approximately $123,000 that expire in the year 2020. Due to operating losses, there is no provision for current federal or state income taxes for the three months ended June 30, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2009 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $26,000 less a valuation allowance in the amount of approximately $26,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,000 for the six month period ended June 30, 2009.

The Company’s total deferred tax asset as of June 30, 2009 is as follows:

Net operating loss carry forwards                                                                                     $   26,000
Valuation allowance                                                                                 (26,000)

Net deferred tax asset                                                                                                     $              --
                      =======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended June 30, 2009 and 2008 is as follows:

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

In the first quarter of 2009, the Company issued 18,500 shares of its restricted common stock to four accredited investors in exchange for $37,000 in cash. The Company also issued an equal warrant for each share sold. See Note 9 below for disclosure of the warrants. The Company recorded $21,123 in expense during the three months ended June 30, 2009 to record the fair market value of the warrants issued based on the Black Scholes option-pricing model.

NOTE 4                      LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three and six months ended June 30, 2009 and 2008.

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three months ended June 30, 2009 and 2008.

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2009 and 2008 are summarized as follows:

Cash paid during the periods for interest and income taxes:

2009                                2008

Income Taxes                                                    $   --                                $  --

Interest                                                               $1,161                            $2,929

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

NOTE 7                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 10.25%, secured by equipment with a net book value of $2,167 at June 30, 2009. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008

NOTE 7                      BANK NOTE PAYABLE (CONT.)

Principal maturities of the bank note payable as of June 30, 2009 for the next five years with none due thereafter are as follows:

2009                                           $       1,394
2010                                           $       1,728
2011                                           $       2,049
Total                                           $       5,171
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

At June 30, 2009, the Company owes $5,000 plus accrued interest to a company related through common ownership with the Company’s officer, director and majority shareholder for money it borrowed in prior years.

NOTE 9                      STOCK WARRANTS

During the three months ended June 30, 2009, the Company issued 18,500 stock warrants to four unrelated accredited investors who subscribed to the Company’s common stock. The stock warrants allow the unrelated parties to purchase shares of the Company’s stock at $2.00 per share per the individual signed warrant agreement. The warrants allow the unrelated parties to purchase one common share of the Company’s common stock for each warrant. The warrants expire in February, 2012 per the individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense of $21,123 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 65% volatility, $2.00 per share strike price, and a life of three years.

Stock warrants outstanding and exercisable on June 30, 2009 are as follows:

Exercise	Shares Under	Remaining Life
Price per Share	Option	In Years
Outstanding:
$1.50	96,000	1.50
$2.00	18,500	2.65

Exercisable:
$1.50	96,000	1.50
$2.00	18,500	2.65

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Revenues

Sales were $665 and $12,415 for the three months ended June 30, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in sales was due to fewer advertising in 2009 and a weakening, recessionary economy.

Gross profits were $111 and $2,219 for the three months ended June 30, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2009 and a weakening, recessionary economy.

Sales were $4,453 and $25,399 for the six months ended June 30, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in sales was due to fewer advertising in 2009 and a weakening, recessionary economy.

Gross profits were $2,384 and $10,007 for the six months ended June 30, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2009 and a weakening, recessionary economy.

Income / Loss

We had net losses of $18,662 and $10,174 for the three months ended June 30, 2009 and 2008, respectively. The net losses in these periods were primarily due to the increase in selling, general, and administrative expenses from $18,191 for the three months ended June 30, 2009 compared to $10,074 for the three months ended June 30, 2008.

We had net losses of $45,592 and $19,696 for the six months ended June 30, 2009 and 2008, respectively. The net losses in these periods were primarily due to the increase in selling, general, and administrative expenses from $46,815 for the six months ended June 30, 2009 compared to $26,774 for the six months ended June 30, 2008. The increase in expenses was attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 were $18,191 and $10,074 respectively. The increase was mainly attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Operating expenses for the six months ended June 30, 2009 and 2008 were $46,815 and $26,774 respectively. The increase was mainly attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Cost of Sales

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended June 30, 2009, we had cost of revenues of $554, or approximately 83.3% of revenues, and $10,196 for the three months ended June 30, 2008, or approximately 82.1%. The cost of revenue as a percentage of revenue stayed constant with costs of parts and labor staying constant during the three-month period ended June 30, 2009.

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the six months ended June 30, 2009, we had cost of revenues of $2,069, or approximately 46.5% of revenues, and $15,392 for the six months ended June 30, 2008, or approximately 60.6%. The cost of revenue as a percentage of revenue decreased with over sales decreasing.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended June 30, 2009 and 2008. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(15,919) and $(11,118) for the six months ended June 30, 2009 and 2008, respectively, primarily attributable to a net loss, which were $45,592 and $19,696 for the six months ended June 30, 2009 and 2008, offset by depreciation expense of $6,500, fair value of rent provided in the amount of $5,400, and increases in accounts payable in June 30, 2009. Also, the fair value of warrants issued to accredited investors increased from $-0- in June 30, 2008 to $21,123 in June 30, 2009.

There were no cash flows from investing activities for the six months ended June 30, 2009 and 2008.

Net cash flows provided by (used in) financing activities were $36,390 and $(687) for the six months ended June 30, 2009 and 2008, attributable to principal repayments on our note payable to the bank and issuances of common shares to accredited investors in the amount of $37,000 in the quarter ending June 30, 2009.

Overall, we have funded all of our cash needs from inception through June 30, 2009 with proceeds from issuance of our common stock.

On June 30, 2009, we had cash of $107,545 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10-K, for the year ended December 31, 2008.

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

BMX DEVELOPMENT CORP.

Date: August 5, 2009	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002