Form 10-Q
period 2009-09-30
BMX Development Corp.
filed 2009-11-13
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of November 11, 2009:      4,914,500

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS INDEX TO BMX DEVELOPMENT CORP. CONSOLIDATED FINANCIAL STATEMENTS BMX Development Corp
Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Stockholders' Equity 6

Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

BMX DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	Unaudited	Audited
ASSETS	9/30/2009	12/31/2008

CURRENT ASSETS:
Cash	$107,350	$87,074
TOTAL CURRENT ASSETS	107,350	87,074

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(62,833)	(56,333)
TOTAL FIXED ASSETS	2,167	8,667

TOTAL ASSETS	$109,517	$95,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$700	$3,975
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	7,094	10,369

LONG-TERM LIABILITIES
Bank note payable	3,472	4,387
TOTAL LONG-TERM LIABILITIES	3,472	4,387

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 and 4,896,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	4,915	4,896
Additional paid in capital	286,452	220,248
Retained deficit	(192,416)	(144,159)
TOTAL STOCKHOLDERS' EQUITY	98,951	80,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,517	$95,741

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2009		2008		2009		2008
REVENUES:
Sales		$1,075		$7,192		$5,528		$32,591
Cost of sales		(436)		(4,096)		(2,505)		(19,488)
Gross profit		639		3,096		3,023		13,103

EXPENSES:
Selling, general and administrative expenses		2,728		6,938		49,543		33,712
Total expenses		2,728		6,938		49,543		33,712

Loss from operations		$(2,089)		$(3,842)		$(46,520)		$(20,609)

Interest expense		(576)		(1,709)		(1,737)		(4,638)

Loss before income taxes		(2,665)		(5,551)		(48,257)		(25,247)

Provision for income taxes		-		-		-		-

NET LOSS		$(2,665)		$(5,551)		$(48,257)		$(25,247)

Basic and fully diluted net loss per common share:	$	**	$	**	$	**	$	**

Weighted average common shares outstanding		4,914,500		4,796,000		4,905,250		4,796,000

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2009	4,896,000	$4,896	$220,248	$(144,159)

Fair value of rent contributed by related party	-	-	8,100	-

Fair value of warrants issued to investors	-	-	21,123	-

Issuance of common shares to accredited investors	18,500	19	36,981	-

Net loss for the nine months ended September 30, 2009	-	-	-	(48,257)

Balances, September 30, 2009	4,914,500	$4,915	$286,452	$(192,416)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Unaudited	Unaudited
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(48,257)	$(25,247)
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Depreciation	6,500	9,750
Fair value of warrants issued to accredited investors	21,123	-
Fair value of rent contributed by related party	8,100	8,100
Increase (decrease) in operating liabilities
Accounts payable	(3,275)	(3,247)
NET CASH (USED IN) OPERATING ACTIVITIES	(15,809)	(10,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	37,000	-
Principal repayments of bank note payable	(915)	(1,026)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	36,085	(1,026)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,276	(11,670)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	87,074	57,548

END OF THE PERIOD	$107,350	$45,878

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008

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

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years. Depreciation ceases once the net book value of the property and equipment reaches its net residual value.

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that

Recent Accounting Pronouncements (cont.) –   unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2                      INCOME TAXES

At September 30, 2009, the Company had federal and state net operating loss carry forwards of approximately $126,000 that expire in the year 2020.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended September 30, 2009 and 2008.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2009 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $27,000 less a valuation allowance in the amount of approximately $27,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $6,000 for the nine month period ended September 30, 2009.

The Company’s total deferred tax asset as of September 30, 2009 is as follows:

 Net operating loss carry forwards                                                     $   27,000
 Valuation allowance                                                                               (27,000)

Net deferred tax asset                                                    $           --
                    =======

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three and nine months ended September 30, 2009 and 2008 is as follows:

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

NOTE 4                      LOSS PER SHARE
Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three and nine months ended September 30, 2009 and 2008.

NOTE 5                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2009 and 2008 are summarized as follows:

        Cash paid during the periods for interest and income taxes:

2009                                2008

Income Taxes                                                       $   --                                 $  --

Interest                                                                $1,737                               $4,638

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

NOTE 7                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 10.25%, secured by equipment with a net book value of $2,167 at September 30, 2009. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of September 30, 2009 for the next five years with none due thereafter are as follows:

2009                                           $       1,394
2010                                           $       1,728
2011                                           $       1,744
Total                                           $       4,866
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

At September 30, 2009, the Company owes $5,000 plus accrued interest to a company related through common ownership with the Company’s officer, director and majority shareholder for money it borrowed in prior years.

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

Stock warrants outstanding and exercisable on September 30, 2009 are as follows:

Exercise	Shares Under	Remaining Life
Price per Share	Option	In Years
Outstanding:
$1.50	96,000	1.25
$2.00	18,500	2.40

Exercisable:
$1.50	96,000	1.25
$2.00	18,500	2.40

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

Our service line consists primarily of the following:
•	Air filters
•	Air shifters
•	Carburetors
•	Cylinders
•	Exhaust systems
•	Fuel valves
•	Gaskets
•	Ignitions
•	Piston kits
•	Race engine valves
•	RPM limiters
•	Throttle assemblies
•	Tires
•	Transmission and clutch parts
•	Valves
•	Velocity stacks
•	Wheels

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

Revenues

Sales were $1,075 and $7,192 for the three months ended September 30, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in sales was due to fewer advertising in 2009 and a weakening, recessionary economy.

Gross profits were $639 and $3,096 for the three months ended September 30, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2009 and a weakening, recessionary economy.

Sales were $5,528 and $32,591 for the nine months ended September 30, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in sales was due to fewer advertising in 2009 and a weakening, recessionary economy.

Gross profits were $3,023 and $13,103 for the nine months ended September 30, 2009 and 2008, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2009 and a weakening, recessionary economy.

Income / Loss

We had net losses of $2,665 and $5,551 for the three months ended September 30, 2009 and 2008, respectively. The net losses in these periods were primarily due to the increase in selling, general, and administrative expenses from $2,728 for the three months ended September 30, 2009 compared to $6,938 for the three months ended September 30, 2008.

We had net losses of $48,257 and $25,247 for the nine months ended September 30, 2009 and 2008, respectively. The net losses in these periods were primarily due to the increase in selling, general, and administrative expenses from $49,543 for the nine months ended September 30, 2009 compared to $33,712 for the nine months ended September 30, 2008. The increase in expenses was attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Expenses

Operating expenses for the three months ended September 30, 2009 and 2008 were $2,728 and $6,938 respectively.

Operating expenses for the nine months ended September 30, 2009 and 2008 were $49,543 and $33,712 respectively. The increase was mainly attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Cost of Sales

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended September 30, 2009, we had cost of revenues of $436, or approximately 40.55% of revenues, and $4,096 for the three months ended September 30, 2008, or approximately 56.95%. The cost of revenue as a percentage of revenue decreased during the three-month period ended September 30, 2009 primarily due to the overall decrease in sales.

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the nine months ended September 30, 2009, we had cost of revenues of $2,505, or approximately 45.34% of revenues, and $19,488 for the nine months ended September 30, 2008, or approximately 59.8%. The cost of revenue as a percentage of revenue decreased with overall sales decreasing.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended September 30, 2009 and 2008. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(15,809) and $(10,644) for the nine months ended September 30, 2009 and 2008, respectively, primarily attributable to a net loss, which were $48,257 and $25,247 for the nine months ended September 30, 2009 and 2008, offset by depreciation expense of $6,500, fair value of rent provided in the amount of $8,100, and increases in accounts payable in September 30, 2009. Also, the fair value of warrants issued to accredited investors increased from $-0- in September 30, 2008 to $21,123 in September 30, 2009.

There were no cash flows from investing activities for the nine months ended September 30, 2009 and 2008.

Net cash flows provided by (used in) financing activities were $36,085 and $(1,026) for the nine months ended September 30, 2009 and 2008, attributable to principal repayments on our note payable to the bank and issuances of common shares to accredited investors in the amount of $37,000 in the quarter ending September 30, 2009.

Overall, we have funded all of our cash needs from inception through September 30, 2009 with proceeds from issuance of our common stock.

On September 30, 2009, we had cash of $87,074 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

BMX DEVELOPMENT CORP.

Date: November 11, 2009	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002