Form 10-K
period 2009-12-31
BMX Development Corp.
filed 2010-04-12
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19720 Jetton Road, 3rd Floor
Cornelius, North Carolina 28031
(Address of principal executive offices)

704-892-8733
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, Par Value $.001

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]                                No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $7,604.

The aggregate market value of the voting stock on April 12, 2010 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $1,618,825 based upon the most recent sales price for such Common Stock on said date ($0.85). On April 12, 2010, there were 4,914,500 shares of our Common Stock issued and outstanding, of which approximately 1,904,500 shares were held by non-affiliates.

Number of shares of common stock outstanding as of April 12, 2010:     4,914,500

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

Subsequent Event

On February 3, 2010, we entered into an agreement with Apollo Energy Systems, Inc. Pursuant to the agreement, we were appointed as an Apollo Distributor for the new Silver Volt II, Lead Cobalt Batteries and Alkaline Fuel Cells for the United States. We will attempt to sell the cars through distributors, dealers, and fleet owners. The cars will be provided to us via the assembler, Viridian Motor Corporation.

The term of the agreement is for one year, renewable from year to year.

We are in the developmental stage of this particular electric car and related battery business. We refer you to Apollo Energy Systems, Inc. web site located at www.apolloenergysystems.com for details of their products of which we will distribute the ones mentioned above.

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

We have received a report from our independent auditors on our financial statements for years ended December 31, 2009 and 2008. The footnote to our financial statements list factors that raise some doubt about our ability to continue as a going concern.

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

We will require additional funding over the next twelve months to develop our business.  Presently, we have approximately $106,000 worth of liquid assets with which to pay our expenses.  Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that additional capital will be available on favorable terms to us. If adequate funds are not available, we may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms.

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

We received a Going Concern opinion during our recent financial audit

We have received a report from our independent auditor on our financial statements for the years ended December 31, 2009 and 2008. The footnotes to our audited financial statements list factors which raise some doubt about our ability to continue as a going concern. These factors were related to recurring losses from operations since inception. In addition, we have yet to generate an internal cash flow from our business operations. Our plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate our working deficiency, and 2) implement a plan to generate further sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated audited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

We currently do not own any property. We rent 100 square feet of space under a three year operating lease agreement at $100 per month. The lease expires on December 31, 2010 and is therefore less than a one year minimum lease commitment remaining. We do not plan on acquiring any property in the immediate future.

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

2008 and 2009:                                                                                                High                                 Low

Quarter Ended 12/31/2008*                                                                           $1.80                         $1.01
Quarter Ended 3/31/2009                                                                                $2.05                         $1.01
Quarter Ended 6/30/2009                                                                                $1.70                         $1.01
Quarter Ended 9/30/2009                                                                                $1.20                         $1.05
Quarter Ended 12/31/2009                                                                              $1.20                         $1.05
Interim period Ending April 12, 2010                                                            $1.10                          $0.85

*Our stock commenced trading on December 8, 2008

Agreements to Register

Not applicable.

Holders

As of April 12, 2010 there were 52 holders of record of our common stock.

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

Common Stock Description

We are authorized to issue 200,000,000 shares of common stock, $.001 par value, of which 4,270,000 shares are currently issued and outstanding. The holders of shares of common stock have one vote per share. None of the  shares  have preemptive or  cumulative voting  rights,  have any rights of redemption or are liable for  assessments  or  further  calls. The holders of common stock are entitled to dividends, when and as declared by the Board of Directors from funds legally available, and upon liquidation of us to share pro rata in any distribution to shareholders.

Transfer Agent

Guardian Registrar & Transfer, Inc., 7951 S.W. 6thStreet, Suite 216, Plantation, Florida, 33324, is our transfer agent and registrar for our common stock.

Warrants

As part of the issuance of common shares in 2009 noted in footnote 3 above, we issued 18,500 stock warrants during the year 2009. No warrants were issued in 2008. These warrants expire in three years from issuance in the first quarter of 2009 and the exercise price is $2.00 per warrant. No warrants expired during 2008.

During the year ended December 31, 2009, we recorded an expense of $21,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2009 is 2.25 years.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our product; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following discussion should be read in conjunction with the audited financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues (for the years ended December 31, 2009 and 2008).

Net revenues were $7,604 and $36,072 for the years ended December 31, 2009 and 2008, respectively. The sales revenues were due primarily to motorcycle repairs and maintenance. The decrease in year to date revenues was due to a worsening economy in which motor cycle owners did not buy as many motor cycles as the credit market made it difficult to obtain loans for such items.

Cost of Sales (for the years ended December 31, 2009 and 2008).

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the year ended December 31, 2008, we had cost of revenues of $26,203, or approximately 72.6% of revenues, versus cost of revenues of $4,616, or approximately 70.7% of revenues. The cost of revenue as a percentage of revenue decreased due to an overall decrease in sales from the worsening efficiencies on account of the bad market place in 2008.

Expenses (for the years ended December 31, 2009 and 2008).

Operating expenses for the year ended December 31, 2008 were $46,048 compared to operating expenses of $55,204 for the year ended December 31, 2009. The increase in operating expenses was due to an increase in selling, general and administrative expenses and as follows in the next paragraph.

As part of the issuance of common shares in 2009 noted in footnote 3 above, we issued 18,500 stock warrants during the year 2009. No warrants were issued in 2008. These warrants expire in three years from issuance in the first quarter of 2009 and the exercise price is $2.00 per warrant. No warrants expired during 2008.

During the year ended December 31, 2009, we recorded an expense of $21,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2009 is 2.25 years.

Income Taxes (for the years ended December 31, 2009 and 2008).

We had no provision for income taxes for the year ended December 31, 2009 and 2008, respectively, due to our net loss.

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

Income/Losses (for the years ended December 31, 2009 and 2008).

We had a net (loss) of $(54,527) and $(40,409) for the years ended December 31, 2009 and 2008, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $55,204 and $46,048 for the years ended December 31, 2009 and 2008, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2009 and 2008).

Net cash flows used in operating activities were $15,804 for the year ended December 31, 2009 and net cash flows used in operating activities were $19,109 for the year ended December 31, 2008. This is primarily attributable to a net loss, which were $54,527 and $40,409 for the years ended December 31, 2009 and 2008, offset by depreciation expense of $6,500 in 2009 and $13,000 in 2008, fair value of rent provided in the amount of $10,800 in both periods, and increases in accounts payable in each of these two periods.

During the year ended December 31, 2009, we recorded an expense of $21,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2009 is 2.25 years.

There were no cash flows from investing activities for the years ended December 31, 2009 and 2008.

Net cash flows provided by financing activities were $35,203 and $48,635 for the years ended December 31, 2009 and 2008, attributable to principal repayments on our note payable to the bank in the amounts of $1,797 and $1,365 in both periods, respectively. We also raised $37,000 and $50,000 in the years 2009 and 2008, respectively, from various accredited investors through the form of equity issuances.

Overall, we have funded all of our cash needs from inception through December 31, 2009 with proceeds from issuance of our common stock.

On December 31, 2008, we had cash of $106,473 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $198,686 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

Due to business souring and cash at low levels, management has elected to search for acquisition candidates to enhance value to its shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008

Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008

Revenues	$7,604	$36,072
Cost of Sales	$(4,616)	$(26,203)
Gross profit	$2,988	$9,869
Operating expenses	$55,204	$46,048
(Loss) from operations	$(52,216)	$(36,179)
Interest expense	$(2,311)	$(4,230)
Net (loss)	$(54,527)	$(40,409)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2009

Cash	$106,473
Total current assets	$106,473
Other assets	$2,167
Total Assets	$108,640
Current liabilities	$10,669
Long term liabilities	$2,590
Stockholders’ equity	$95,381
Total liabilities and stockholders’ equity	$108,640

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
BMX Development Corp.

I have audited the consolidated balance sheet of BMX Development Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMX Development Corp. as of December 31, 2009 and 2009, and the results of its consolidated operations and its cash flows for the two years ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA

Huntersville, North Carolina

March 31, 2010

BMX DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

ASSETS	12/31/2009	12/31/2008

CURRENT ASSETS:
Cash	$106,473	$87,074
TOTAL CURRENT ASSETS	106,473	87,074

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(62,833)	(56,333)
TOTAL FIXED ASSETS	2,167	8,667

TOTAL ASSETS	$108,640	$95,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,275	$3,975
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	10,669	10,369

LONG-TERM LIABILITIES
Bank note payable	2,590	4,387
TOTAL LONG-TERM LIABILITIES	2,590	4,387

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 and 4,896,000 shares issued and outstanding at December 31, 2009 and 2008, respectively)	4,915	4,896
Additional paid in capital	289,152	220,248
Retained deficit	(198,686)	(144,159)
TOTAL STOCKHOLDERS' EQUITY	95,381	80,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,640	$95,741

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)	For the Years
	Ended December 31,
	2009	2008
REVENUES:
Sales	$7,604	$36,072
Cost of sales	(4,616)	(26,203)
Gross profit	2,988	9,869

EXPENSES:
Selling, general and administrative expenses	55,204	46,048
Total expenses	55,204	46,048

Loss from operations	$(52,216)	$(36,179)

Interest expense	(2,311)	(4,230)

Loss before income taxes	(54,527)	(40,409)

Provision for income taxes	-	-

NET LOSS	$(54,527)	$(40,409)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

Weighted average common shares outstanding	4,905,250	6,246,000

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, January 1, 2008	7,596,000	$7,596	$159,548	$(103,750)

Retirement of common shares by two officers and directors	(2,800,000)	(2,800)	-	-

Fair value of rent contributed by related party	-	-	10,800	-

Issuance of common stock to accredited investors	100,000	100	49,900	-

Net loss for the year ended December 31, 2008	-	-	-	(40,409)

Balances, December 31, 2008	4,896,000	$4,896	$220,248	$(144,159)

Fair value of rent contributed by related party	-	-	10,800	-

Fair value of warrants issued to investors	-	-	21,123	-

Issuance of common shares to accredited investors	18,500	19	36,981	-

Net loss for the year ended December 31, 2009	-	-	-	(54,527)

Balances, December 31, 2009	4,914,500	$4,915	$289,152	$(198,686)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(54,527)	$(40,409)
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Depreciation	6,500	13,000
Fair value of warrants issued to accredited investors	21,123	-
Fair value of rent contributed by related party	10,800	10,800
Retirement of common shares by two officers and directors	-	(2,800)
Increase (decrease) in operating liabilities
Accounts payable	300	300
NET CASH (USED IN) OPERATING ACTIVITIES	(15,804)	(19,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	37,000	50,000
Principal repayments of bank note payable	(1,797)	(1,365)
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,203	48,635

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,399	29,526

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	87,074	57,548

END OF THE YEAR	$106,473	$87,074

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial

Recent Accounting Pronouncements (cont.) - statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.
NOTE 2                      INCOME TAXES

At December 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $80,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2009 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $32,000 less a valuation allowance in the amount of approximately $32,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $8,000 and $12,000 for the years ended December 31, 2009 and 2008, respectively.

The Company’s total deferred tax asset as of December 31, 2009 is as follows:

Net operating loss carry forwards                                                    $   32,000
Valuation allowance                                                                               (32,000)

Net deferred tax asset                                                                        $      --
                                                   ========
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 3                      CAPITAL STOCK (CONTINUED)

During the year ended December 31, 2008, two of the Company’s officers and directors collectively retired 2,800,000 common shares back to the Company’s treasury.

During the year ended December 31, 2009, the Company issued 18,500 common shares in exchange for $37,000 in cash collections, respectively, from the sale thereof pursuant to a private placement to accredited investors made under Regulation 504.

NOTE 4                      WARRANTS
As part of the issuance of common shares in 2009 noted in footnote 3 above, the Company issued 18,500 stock warrants during the year 2009. No warrants were issued in 2008. These warrants expire in three years from issuance in the first quarter of 2009 and the exercise price is $2.00 per warrant. No warrants expired during 2008.

During the year ended December 31, 2009, the Company recorded an expense of $21,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2009 is 2.25 years.

NOTE 5                      LOSS PER SHARE
Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the years ended December 31, 2009 and 2008.

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2009 and 2008 are summarized as follows:

Cash paid during the period for interest and income taxes:

2009                                2008
Income Taxes                                                    $   --                                $  --
Interest                                                               $2,311                       $4,230

NOTE 7                      GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Due to business souring and cash at low levels, management has elected to search for acquisition candidates to enhance value to its shareholders.

NOTE 8                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 9.50% as of December of 2009, secured by equipment with a net book value of approximately $2,167 at December 31, 2009. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of December 31, 2009 for the next five years and thereafter are as follows:

2010                                           $       1,394
2011                                           $       2,590
Total                                           $       3,984
                                                    ========

NOTE 9                      LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company had a three year lease at $100 per month with a related party company that is partially owned by its President. The lease, which was extended for a one year period past its original expiration, currently expires on December 31, 2010. Therefore, no future minimum lease commitment exists beyond one year.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Michael J. Bongiovanni	48	President and Director
Dean A. Stewart	39	Vice President and Director

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

ITEM 11. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of BMX Development Corp. during the years 2009, 2008 or 2007. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Michael J. Bongiovanni, our President and Director and Dean A. Stewart, our Vice President and Director

SUMMARY COMPENSATION TABLE

Annual Compensation
					Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Michael J. Bongiovanni President	2009 2008 2007	---	---	---	---	---	---	---
Dean A. Stewart Vice President	2009 2008 2007	---	---	---	---	---	---	---

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of April 12, 2010, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1) (2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Michael J. Bongiovanni 7951 S.W. 6th Street, Suite 216 Plantation, Florida 33324	2,960,000 Direct	60.23%
Robert C. Cottone 7951 S.W. 6th Street, Suite 216 Plantation, Florida 33324	960,000 Direct	19.53%
John Phelps 338 Midway Lake Road Mooresville, NC 28115	300,000 Direct	6.10%

Security Ownership of Directors and Officers (1) (2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Michael J. Bongiovanni 7951 S.W. 6th Street, Suite 216 Plantation, Florida 33324	2,960,000 Direct	60.23%
Dean A. Stewart 13512 Glenwyck Lane Huntersville, North Carolina 28078	50,000 Direct	1.017%

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

We have a three year lease at $100 per month with a related party company that is partially owned by our President. The lease expires on December 31, 2010 and, therefore, no future minimum lease commitment exists beyond one year.

We also have an oral, month-to-month lease with an individual related to our Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area.

At December 31, 2009, we had a related party payable in the amount of $5,000 to GreenTree Financial Group, Inc. for advances made to us during the year. They are related to us through common ownership.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

2009:                      $3,500
2008:                      $3,500

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009		2008
	Anderson		Anderson

Audit Fees (1)	$3,500	(2)	$3,500	(2)
Audit-Related Fees (3)	--		--
Tax Fees (4)	--		--
All Other Fees (5)	--		--
Total Accounting Fees and Services	$3,500		$3,500

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

(a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of BMX Development Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2009
Statements of Operations - for the years ended December 31, 2009 and 2008
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.   Section 1350 Certifications of Chief Executive Officer
32.2.   Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

On February 8, 2010, we filed a Current Report on Form 8-K announcing that on February 3, 2010, BMXD entered into an Agreement by and among the Registrant and Apollo Energy Systems, Inc. Pursuant to the Agreement, BMXD was appointed as an Apollo Distributor for the new Silver Volt II, Lead Cobalt Batteries and Alkaline Fuel Cells for the United States. BMXD will attempt to sell the cars through distributors, dealers, and fleet owners. The cars will be provided to BMXD via the assembler, Viridian Motor Corporation.

On February 12, 2010, we filed a Current Report on Form 8-K announcing the appointment of Mr. Robert Aronsson to the Advisory Board of Directors which is a newly created subcommittee for the Electric Car Product Line Division.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

BMX DEVELOPMENT CORP.

Date: April 12, 2010	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni
President, Chief Executive Officer and Director

Date: April 12, 2010	/s/ Dean A. Stewart
Dean A. Stewart
Chief Financial Officer and Director