Form 10-Q
period 2010-03-31
BMX Development Corp.
filed 2010-05-14
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2010.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
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
[x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.
[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

Number of shares of common stock outstanding as of March 31, 2010:     4,914,500

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BMX DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
ASSETS	03/31/2010	12/31/2009

CURRENT ASSETS:
Cash	$104,800	$106,473
TOTAL CURRENT ASSETS	104,800	106,473

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(62,833)	(62,833)
TOTAL FIXED ASSETS	2,167	2,167

TOTAL ASSETS	$106,967	$108,640

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,350	$4,275
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	11,744	10,669

LONG-TERM LIABILITIES
Bank note payable	2,242	2,590
TOTAL LONG-TERM LIABILITIES	2,242	2,590

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 shares issued and outstanding at March 31, 2010 and at December 31, 2009, respectively)	4,915	4,915
Additional paid in capital	291,852	289,152
Retained deficit	(203,786)	(198,686)
TOTAL STOCKHOLDERS' EQUITY	92,981	95,381

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,967	$108,640

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)	For the Three Months
	Ended March 31,
	2010		2009
REVENUES:
Sales		$450		$3,788
Cost of sales		(181)		(1,515)
Gross profit		269		2,273

EXPENSES:
Selling, general and administrative expenses		4,959		28,624
Total expenses		4,959		28,624

Loss from operations		$(4,690)		$(26,351)

Interest expense		(410)		(579)

Loss before income taxes		(5,100)		(26,930)

Provision for income taxes		-		-

NET LOSS		$(5,100)		$(26,930)

Basic and fully diluted net loss per common share:	$	**	$	**

Weighted average common shares outstanding		4,914,500		4,905,250

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, December 31, 2009	4,914,500	$4,915	$289,152	$(198,686)

Fair value of rent contributed by related party	-	-	2,700	-

Net loss for the three months ended March 31, 2010	-	-	-	(5,100)

Balances, March 31, 2010	4,914,500	$4,915	$291,852	$(203,786)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Unaudited	Unaudited
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,100)	$(26,930)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	-	3,250
Fair value of warrants issued to accredited investors	-	21,123
Fair value of rent contributed by related party	2,700	2,700
Increase (decrease) in operating liabilities
Accounts payable	1,075	103
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,325)	246

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	-	37,000
Principal repayments of bank note payable	(348)	(305)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	(348)	36,695

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,673)	36,941

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	106,473	87,074

END OF THE PERIOD	$104,800	$124,015

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

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
For the Three Months Ended March 31, 2010 and 2009

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification during the three months ended March 31, 2010.

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

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

NOTE 2                      INCOME TAXES

At March 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $85,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $34,000 less a valuation allowance in the amount of approximately $34,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,000 for the three months ended March 31, 2010.

The Company’s total deferred tax asset as of March 31, 2010 is as follows:

Net operating loss carry forwards                                                    $   34,000
Valuation allowance                                                                               (34,000)

Net deferred tax asset                                                                                                      $        --
                                                 ========

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2010 and 2009 is as follows:

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
For the Three Months Ended March 31, 2010 and 2009

NOTE 3                      CAPITAL STOCK

The Company is authorized to issue 200,000,000 common shares at $.001 par value per share.

The Company records the fair value of rent of its operational and headquarters provided by a related party in the amount of $900 per month as a charge to current period expense and a credit to additional paid in capital.

During the three months ended March 31, 2009, the Company issued 18,500 common shares in exchange for $37,000 in cash collections, respectively, from the sale thereof pursuant to a private placement to accredited investors made under Regulation 504.

NOTE 4                      WARRANTS

As part of the issuance of common shares in 2009 noted in footnote 3 above, the Company issued 18,500 stock warrants during the year 2009. No warrants were issued in 2010. These warrants expire in three years from issuance in the first quarter of 2009 and the exercise price is $2.00 per warrant. No warrants expired during 2010.

During the three months ended March 31, 2009, the Company recorded an expense of $21,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of March 31, 2010 is 2.00 years.

NOTE 5                      LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the years ended December 31, 2009 and 2008.

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

2009                               2010
Income Taxes                                                  $   --                                $  --
Interest                                                             $ 305                              $ 410

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

NOTE 8                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 9.50% as of March of 2010, secured by equipment with a net book value of approximately $2,167 at March 31, 2010. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of March 31, 2010 for the next five years and thereafter are as follows:

2010                                           $       1,394
2011                                           $       2,242
Total                                           $       3,636
                                                      =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPE RATION

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

On April 27, 2007, BMX (legal acquirer) executed a Plan of Exchange with JHP (accounting acquirer), the sole shareholder of JHP, pursuant to which BMX issued the new 200,000 common shares to Dean A. Stewart, sole shareholder of JHP, pursuant to Regulation D under the Securities Act of 1933, as amended, in exchange for all of the common shares of JHP. As a result, JHP became the wholly-owned subsidiary of BMX.

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

Our service line consists primarily of the following:

Air filters	Fuel valves	Throttle assemblies
Air shifters	Gaskets	Tires
Carburetors	Ignitions	Transmission and clutch parts
Chains	Piston kits	Valves
Cylinders	Race engine valves	Velocity stacks
Exhaust systems	RPM limiters	Wheels

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

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

Revenues

Sales were $450 and $3,788 for the three months ended March 31, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in sales was due to fewer advertising in 2010 and a recessionary economy.

Gross profits were $269 and $2,273 for the three months ended March 31, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2010 and a recessionary economy.

Income / Loss

We had net losses of $5,100 and $26,930 for the three months ended March 31, 2010 and 2009, respectively. The net losses in these periods were primarily due to the amount of selling, general, and administrative expenses as $4,959 for the three months ended March 31, 2010 compared to $28,624 for the three months ended March 31, 2009. The amount in expenses in 2009 was attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Expenses

Operating expenses for the three months ended March 31, 2010 and 2009 were $4,959 and $28,624, respectively. The decrease was mainly attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method. The decrease is also attributable to an overall decrease in sales.

Cost of Sales

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended March 31, 2010, we had cost of revenues of $181, or approximately 40.22% of revenues, and $1,515 for the three months ended March 31, 2009, or approximately 39.99%. The cost of revenue as a percentage of revenue stayed constant with costs of parts and labor staying constant during the three-month period ended March 31, 2010.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended March 31, 2010 and 2009. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(1,325) and $246 for the three months ended March 31, 2010 and 2009, respectively, primarily attributable to a net loss, which were $5,100 and $26,930 for the three months ended March 31, 2010 and 2009, respectively, offset by depreciation expense of $3,250 in 2009, fair value of rent provided in the amount of $2,700 in both 2010 and 2009, and increases in accounts payable in March 31, 2010 in the amount of $1,075. Also, the fair value of warrants issued to accredited investors decreased from $21,123 in March 31, 2009 to $0 in March 31, 2010.

There were no cash flows from investing activities for the three months ended March 31, 2010 and 2009.

Net cash flows provided by (used in) financing activities were $(348) and $36,695 for the three months ended March 31, 2010 and 2009, attributable to principal repayments on our note payable to the bank in both periods. For the three months ended March 31, 2009, the issuances of common shares to accredited investors in the amount of $37,000 provided positive cash flows in financing activities for the period.

Overall, we have funded all of our cash needs from inception through March 31, 2010 with proceeds from issuance of our common stock.

On March 31, 2010, we had cash of $104,800 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1. LEGAL PROC EEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFOR MATION

None.

ITEM 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-Q, which is incorporated herein by reference.

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

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BMX DEVELOPMENT CORP.

Date: May 12, 2010	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO E XHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002