Form 10-Q
period 2010-06-30
BMX Development Corp.
filed 2010-08-16
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2010.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). [ ]

Number of shares of common stock outstanding as of August 12, 2010:     4,914,500

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STA TEMENTS

BMX DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE, 2010 AND DECEMBER 31, 2009

	Unaudited	Audited
ASSETS	06/30/2010	12/31/2009

CURRENT ASSETS:
Cash	$100,414	$106,473
TOTAL CURRENT ASSETS	100,414	106,473

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(62,833)	(62,833)
TOTAL FIXED ASSETS	2,167	2,167

TOTAL ASSETS	$102,581	$108,640

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$954	$4,275
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	7,348	10,669

LONG-TERM LIABILITIES
Bank note payable	1,328	2,590
TOTAL LONG-TERM LIABILITIES	1,328	2,590

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 shares issued and outstanding at June 30, 2010 and at December 31, 2009, respectively)	4,915	4,915
Additional paid in capital	294,552	289,152
Retained deficit	(205,562)	(198,686)
TOTAL STOCKHOLDERS' EQUITY	93,905	95,381

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,581	$108,640

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2010		2009		2010		2009
REVENUES:
Sales		$1,434		$665		$1,884		$4,453
Cost of sales		(680)		(554)		(861)		(2,069)
Gross profit		754		111		1,023		2,384

EXPENSES:
Selling, general and administrative expenses		2,195		18,191		7,154		46,815
Total expenses		2,195		18,191		7,154		46,815

Loss from operations		$(1,441)		$(18,080)		$(6,131)		$(44,431)

Interest expense		(335)		(582)		(745)		(1,161)

Loss before income taxes		(1,776)		(18,662)		(6,876)		(45,592)

Provision for income taxes		-		-		-		-

NET LOSS		$(1,776)		$(18,662)		$(6,876)		$(45,592)

Basic and fully diluted net loss per common share:	$	**	$	**	$	**	$	**

Weighted average common shares outstanding		4,914,500		4,905,250		4,914,500		4,905,250

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Unaudited)
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, December 31, 2009	4,914,500	$4,915	$289,152	$(198,686)

Fair value of rent contributed by related party	-	-	5,400	-

Net loss for the six months ended June 30, 2010	-	-	-	(6,876)

Balances, June 30, 2010	4,914,500	$4,915	$294,552	$(205,562)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Unaudited	Unaudited
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,876)	$(45,592)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	-	6,500
Fair value of warrants issued to accredited investors	-	21,123
Fair value of rent contributed by related party	5,400	5,400
Increase (decrease) in operating liabilities
Accounts payable	(3,321)	(3,350)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,797)	(15,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	-	37,000
Principal repayments of bank note payable	(1,262)	(610)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	(1,262)	36,390

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,059)	20,471

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	106,473	87,074

END OF THE PERIOD	$100,414	$107,545

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009

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
For the Six Months Ended June 30, 2010 and 2009

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification during the three and six months ended June 30, 2010.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009

NOTE 1                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.) - As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Recent Accounting Pronouncements (cont.) - Noncontrolling Interests
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

NOTE 2                      INCOME TAXES
At June 30, 2010, the Company had federal and state net operating loss carry forwards of approximately $86,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three and six months ended June 30, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $34,500 less a valuation allowance in the amount of approximately $34,500. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,500 for the six months ended June 30, 2010.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009

NOTE 2                      INCOME TAXES (CONT.)
The Company’s total deferred tax asset as of June 30, 2010 is as follows:

Net operating loss carry forwards                                                               $   34,500
Valuation allowance                                                                                         (34,500)

Net deferred tax asset                                                                    $      --
                                                            ========
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended June 30, 2010 and 2009 is as follows:

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

During the three months ended March 31, 2009, the Company recorded an expense of $21,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of June 30, 2010 is 1.75 years.

NOTE 5                      LOSS PER SHARE
Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the periods ended June 30, 2010 and 2009.

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended June 30, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

2009                                2010
Income Taxes                                                    $   --                                $  --
Interest                                                              $1,161                            $ 745

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
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
NOTE 8                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 8.00% as of June of 2010, secured by equipment with a net book value of approximately $2,167 at March 31, 2010. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of June 30, 2010 for the next five years and thereafter are as follows:

2010                                                      $       1,394
2011                                                      $       1,328
Total                                                      $       2,722
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

Our service line consists primarily of the following:

* Air filters	Fuel valves	Throttle assemblies
* Air shifters	Gaskets	Tires
* Carburetors	Ignitions	Transmission and clutch parts
* Chains	Piston kits	Valves
* Cylinders	Race engine valves	Velocity stacks
* Exhaust systems	RPM limiters	Wheels

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Revenues

Sales were $1,434 and $665 for the three months ended June 30, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The increase in sales was due to a less weakening, recessionary economy.

Gross profits were $754 and $111 for the three months ended June 30, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The increase in sales was due to a less weakening, recessionary economy.

Sales were $1,884 and $4,453 for the six months ended June 30, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in sales was due to fewer advertising in 2009 and a weakening, recessionary economy mainly in the first quarter of 2010.

Gross profits were $1,023 and $2,384 for the six months ended June 30, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2009 and a weakening, recessionary economy.

Income / Loss

We had net losses of $1,776 and $18,662 for the three months ended June 30, 2010 and 2009, respectively. The net losses in these periods were primarily due to the decrease in selling, general, and administrative expenses from $18,191 for the three months ended June 30, 2009 compared to $2,195 for the three months ended June 30, 2010.

We had net losses of $6,876 and $45,592 for the six months ended June 30, 2010 and 2009, respectively. The net losses in these periods were primarily due to the decrease in selling, general, and administrative expenses from $46,815 for the six months ended June 30, 2009 compared to $7,154 for the six months ended June 30, 2010. The decrease in expenses was attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Expenses

Operating expenses for the three months ended June 30, 2010 and 2009 were $2,195 and $18,191 respectively. The decrease was mainly attributable to the decrease in expenditures in difficult economic times.

Operating expenses for the six months ended June 30, 2010 and 2009 were $7,154 and $46,815 respectively. The decrease was mainly attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Cost of Sales

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended June 30, 2010, we had cost of revenues of $680, or approximately 47% of revenues, and $554 for the three months ended June 30, 2009, or approximately 83%. The cost of revenue as a percentage of revenue stayed miniscule with costs of parts and labor staying constant during the three-month period ended June 30, 2010, given the small amount of sales and related cost.

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the six months ended June 30, 2010, we had cost of revenues of $861, or approximately 46% of revenues, and $2,069 for the six months ended June 30, 2009, or approximately 46%. The cost of revenue as a percentage of revenue decreased with over sales decreasing.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended June 30, 2010 and 2009. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(4,797) and $(15,919) for the six months ended June 30, 2010 and 2009, respectively, primarily attributable to a net loss, which were $6,876 and $45,592 for the six months ended June 30, 2010 and 2009, offset by depreciation expense of $6,500, fair value of rent provided in the amount of $5,400, and decreases in accounts payable in June 30, 2010. Also, the fair value of warrants issued to accredited investors increased from $-0- in June 30, 2010 to $21,123 in June 30, 2009.

There were no cash flows from investing activities for the six months ended June 30, 2010 and 2009.

Net cash flows provided by (used in) financing activities were $(1,262) and $36,390 for the six months ended June 30, 2010 and 2009, attributable to principal repayments on our note payable to the bank and issuances of common shares to accredited investors in the amount of $37,000 in the quarter ending June 30, 2009.

Overall, we have funded all of our cash needs from inception through June 30, 2010 with proceeds from issuance of our common stock.

On June 30, 2010, we had cash of $100,414 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10-K, for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFOR MATION

None.

ITEM 6. EXHIBITS

(1)	Exhibits:

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits at the end of this Form 10-Q, which is incorporated herein by reference.

(2)	Reports on Form 8-K filed

            None

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BMX DEVELOPMENT CORP.

Date: August 16, 2010	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO E XHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002