Form 10-Q
period 2010-09-30
BMX Development Corp.
filed 2010-11-09
CIK 1314054

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2010.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). [ ]

Number of shares of common stock outstanding as of November 9, 2010:     4,914,500

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

ITEM 1. FINANCIAL STATEMENTS

BMX DEVELOPMENT CORP.
       CONSOLIDATED BALANCE SHEETS
         As of September 30, 2010 and December 31, 2009

	Unaudited	Audited
ASSETS	09/30/2010	12/31/2009

CURRENT ASSETS:
Cash	$100,368	$106,473
TOTAL CURRENT ASSETS	100,368	106,473

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(62,833)	(62,833)
TOTAL FIXED ASSETS	2,167	2,167

TOTAL ASSETS	$102,535	$108,640

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,029	$4,275
Due to related party	5,000	5,000
Current portion of bank note payable	1,394	1,394
TOTAL CURRENT LIABILITIES	7,423	10,669

LONG-TERM LIABILITIES
Bank note payable	1,328	2,590
TOTAL LONG-TERM LIABILITIES	1,328	2,590

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 shares issued and outstanding at September 30, 2010 and at December 31, 2009, respectively)	4,915	4,915
Additional paid in capital	297,252	289,152
Retained deficit	(208,383)	(198,686)
TOTAL STOCKHOLDERS' EQUITY	93,784	95,381

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,535	$108,640

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMNETS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2010		2009		2010		2009
REVENUES:
Sales		$191		$1,075		$2,075		$5,528
Cost of sales		(67)		(436)		(928)		(2,505)
Gross profit		124		639		1,147		3,023

EXPENSES:
Selling, general and administrative expenses		2,702		2,728		9,856		49,543
Total expenses		2,702		2,728		9,856		49,543

Loss from operations		$(2,578)		$(2,089)		$(8,709)		$(46,520)

Interest expense		(243)		(576)		(988)		(1,737)

Loss before income taxes		(2,821)		(2,665)		(9,697)		(48,257)

Provision for income taxes		-		-		-		-

NET LOSS		$(2,821)		$(2,665)		$(9,697)		$(48,257)

Basic and fully diluted net loss per common share:	$	**	$	**	$	**	$	**

Weighted average common shares outstanding		4,914,500		4,914,500		4,914,500		4,905,250

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010

(Unaudited)
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balances, December 31, 2009	4,914,500	$4,915	$289,152	$(198,686)

Fair value of rent contributed by related party	-	-	8,100	-

Net loss for the nine months ended September 30, 2010	-	-	-	(9,697)

Balances, September 30, 2010	4,914,500	$4,915	$297,252	$(208,383)

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009

	Unaudited	Unaudited
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,697)	$(48,257)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Depreciation	-	6,500
Fair value of warrants issued to accredited investors	-	21,123
Fair value of rent contributed by related party	8,100	8,100
Increase (decrease) in operating liabilities
Accounts payable	(3,246)	(3,275)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,843)	(15,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares to accredited investors	-	37,000
Principal repayments of bank note payable	(1,262)	(915)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	(1,262)	36,085

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,105)	20,276

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	106,473	87,074

END OF THE PERIOD	$100,368	$107,350

The accompanying notes are an integral part of these consolidated financial statements

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009

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

Deferred Taxes
The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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
For the Nine Months Ended September 30, 2010 and 2009

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

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2010.

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2010.

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

Stock Based Transactions—The Company acquires nonmonetary assets including goods for its common stock. The goods are recorded at the fair value of the nonmonetary asset exchanged or at an independent quoted market price for items exchanged.

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification during the three and nine months ended September 30, 2010.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009

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

NOTE 2                      INCOME TAXES
At September 30, 2010, the Company had federal and state net operating loss carry forwards of approximately $86,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the three and nine months ended September 30, 2010 and 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $34,500 less a valuation allowance in the amount of approximately $34,500. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $-0- for the nine months ended September 30, 2010.

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009

NOTE 2                      INCOME TAXES (CONT.)
The Company’s total deferred tax asset as of September 30, 2010 is as follows:

Net operating loss carry forwards                                                               $   34,500
Valuation allowance                                                                                         (34,500)

Net deferred tax asset                                                                    $      --
                                                             ========
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three and nine months ended September 30, 2010 and 2009 is as follows:

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

During the three months ended March 31, 2009, the Company recorded an expense of $21,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 65% volatility, and a life of three years. The remaining life of the warrants as of September 30, 2010 is 1.50 years.

NOTE 5                      LOSS PER SHARE
Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the periods ended September 30, 2010 and 2009.

NOTE 6                      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

2009                              2010
Income Taxes                                                  $   --                                $  --
Interest                                                            $1,161                            $ 763

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

BMX DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009

NOTE 8                      BANK NOTE PAYABLE

The Company has a term bank note payable to an unrelated banking institution bearing annual interest of 8.00% as of June of 2010, secured by equipment with a net book value of approximately $2,167 at September 30, 2010. The note was originally for $9,900 and consists of eighty-four monthly payments of principal and interest of $168 with principal maturity in December, 2011.

Principal maturities of the bank note payable as of September 30, 2010 for the next five years and thereafter are as follows:

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Revenues

Sales were $191 and $1,075 for the three months ended September 30, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decrease in sales was due to a weakening economy.

Gross profits were $124 and $639 for the three months ended September 30, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decrease in sales was due to a weakening economy.

Sales were $2,075 and $5,528 for the nine months ended September 30, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in sales was due to fewer advertising in 2009 and a weakening, recessionary economy mainly 2010.

Gross profits were $1,147 and $3,023 for the nine months ended September 30, 2010 and 2009, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance. The decline in quarterly revenues was due to fewer advertising in 2009 and a weakening, recessionary economy.

Income / Loss

We had net losses of $2,821 and $2,665 for the three months ended September 30, 2010 and 2009, respectively. The net losses in these periods were primarily due to the decrease in selling, general, and administrative expenses from $2,728 for the three months ended September 30, 2009 compared to $2,707 for the three months ended September 30, 2010.

We had net losses of $9,697 and $48,257 for the nine months ended September 30, 2010 and 2009, respectively. The net losses in these periods were primarily due to the decrease in selling, general, and administrative expenses from $49,543 for the nine months ended September 30, 2009 compared to $9,856 for the September months ended September 30, 2010. The decrease in expenses was attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Expenses

Operating expenses for the three months ended September 30, 2010 and 2009 were $2,702 and $2,728 respectively. The decrease was mainly attributable to the decrease in expenditures in difficult economic times.

Operating expenses for the nine months ended September 30, 2010 and 2009 were $9,856 and $49,543, respectively. The decrease was mainly attributable to the issuance of warrants in the first quarter of 2009 which were recorded at fair value of $21,123 using the Black Scholes option pricing method.

Cost of Sales

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended September 30, 2010, we had cost of revenues of $67, or approximately 35% of revenues, and $439 for the three months ended September June 30, 2009, or approximately 40%. The cost of revenue as a percentage of revenue stayed miniscule with costs of parts and labor staying constant during the three-month period ended September 30, 2010, given the small amount of sales and related cost.

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the nine months ended September 30, 2010, we had cost of revenues of $928, or approximately 45% of revenues, and $2,505 for the nine months ended June 30, 2009, or approximately 45%. The cost of revenue as a percentage of revenue decreased with over sales decreasing.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended September 30, 2010 and 2009. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(4,843) and $(15,809) for the nine months ended September 30, 2010 and 2009, respectively, primarily attributable to a net loss, which were $9,697 and $48,257 for the nine months ended September 30, 2010 and 2009, fair value of rent provided in the amount of $8,100, and decreases in accounts payable in September 30, 2010. Also, the fair value of warrants issued to accredited investors increased from $-0- in September 30, 2010 to $21,123 in September30, 2009.

There were no cash flows from investing activities for the nine months ended September 30, 2010 and 2009.

Net cash flows provided by (used in) financing activities were $(1,262) and $36,085 for the nine months ended September 30, 2010 and 2009, attributable to principal repayments on our note payable to the bank and issuances of common shares to accredited investors in the amount of $37,000 in the quarter ending June 30, 2009.

Overall, we have funded all of our cash needs from inception through September 30, 2010 with proceeds from issuance of our common stock.

On September 30, 2010, we had cash of $100,368 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Effective August 20, 2010, the client-auditor relationship between us and Traci J. Anderson, CPA (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as our independent registered accounting firm. We have not yet engaged another principal independent public accountant to audit our consolidated financial statements for the year ending December 31, 2010. The decision to change accountants was recommended and approved by the our Board of Directors, effective August 20, 2010, and was necessitated as a result of the revocation of the registration of the Former Auditors by the Public Company Accounting Oversight Board (“PCAOB”) for violations of rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BMX DEVELOPMENT CORP.

Date: November 9, 2010	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002