Form 10-K
period 2010-12-31
BMX Development Corp.
filed 2011-03-31
CIK 1314054

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	( IRS Employer Identification No.)
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

Yes [ ] No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2010 were $1,860.

The aggregate market value of the voting stock on March 14, 2011 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $1,618,825 based upon the most recent sales price for such Common Stock on said date ($0.85). On March 14, 2011, there were 4,914,500 shares of our Common Stock issued and outstanding, of which approximately 1,904,500 shares were held by non-affiliates.

Number of shares of common stock outstanding as of March 14, 2011: 4,914,500

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

(1)

PART I:

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II:

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9A(T)	Controls and Procedures
Item 9B	Other Information

PART III:

Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services

PART IV:

Item 15	Exhibits, Consolidated Financial Statement Schedules

SIGNATURES:
(2)

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

Description of Business

Our operations primarily involve street and off-road motorcycle servicing and repair, specializing in affordable brand name and after-market replacement products. Through our emphasis on budget pricing and high quality service, we have developed a market in the motorcycle service industry in the local Charlotte, North Carolina area and a fifty mile surrounding area. We are currently customizing and selling a motocycle for a particular customer. We currently operate one office and one service bay area that is maintained by a management team of two individuals. The present geographic area we operate in includes primarily the Mecklenburg County, and Iredell County areas of North Carolina. Our subsidiary’s phone number is (336) 992-0241. This is the number used by customers and for all other business related matters.

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

(3)

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

Material Event

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

The term of the agreement was for one year, renewable from year to year  . However, we did not renew the contract and will not pursue this business.

Due to business worsening, a poor economic climate and sales and profits at extremely low levels, management has elected to search for acquisition candidates to enhance value to its shareholders.

We are in the developmental stage of this particular electric car and related battery business. We refer you to Apollo Energy Systems, Inc. web site located at www.apolloenergysystems.com for details of their products of which we will distribute the ones mentioned above. No progress concerning this event has occurred yet through the date of this report.

(4)

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

It is difficult to evaluate our business and its prospects due to our limited operating history.

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

We will require additional funding over the next twelve months to develop our business.  Presently, we have approximately $100,000 worth of liquid assets with which to pay our expenses.  Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that additional capital will be available on favorable terms to us. If adequate funds are not available, we may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms.

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

(5)

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

(6)

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

We received a Going Concern opinion during our recent financial audit

We have received a report from our independent auditor on our financial statements for the years ended December 31, 2010 and 2009. The footnotes to our audited financial statements list factors which raise some doubt about our ability to continue as a going concern. These factors were related to recurring losses from operations since inception. In addition, we have yet to generate an internal cash flow from our business operations. Our plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate our working deficiency, and 2) implement a plan to generate further sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated audited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

(7)

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

We currently do not own any property. We rent 100 square feet of space under a three year operating lease agreement at $100 per month. The lease expires on December 31, 2011 and is therefore less than a one year minimum lease commitment remaining. We do not plan on acquiring any property in the immediate future.

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

(8)

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

2009 and 2010:	High	Low

Quarter Ended 12/31/2008*	$1.80	$1.01
Quarter Ended 3/31/2009	$2.05	$1.01
Quarter Ended 6/30/2009	$1.70	$1.01
Quarter Ended 9/30/2009	$1.20	$1.05
Quarter Ended 12/31/2009	$1.20	$1.05
Quarter Ended 3/31/2010	$1.10	$0.85
Quarter Ended 6/30/2010	$0.85	$0.25
Quarter Ended 9/30/2010	$0.25	$0.20
Quarter Ended 12/31/2010	$0.20	$0.20

*Our stock commenced trading on December 8, 2008

Agreements to Register

Not applicable.

Holders

As of March 14, 2011 there were 52 holders of record of our common stock.

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

(9)

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

(10)

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

Common Stock Description

We are authorized to issue 200,000,000 shares of common stock, $.001 par value, of which 4,914,500 shares are currently issued and outstanding. The holders of shares of common stock have one vote per share. None of the  shares  have preemptive or  cumulative voting  rights,  have any rights of redemption or are liable for  assessments  or  further  calls. The holders of common stock are entitled to dividends, when and as declared by the Board of Directors from funds legally available, and upon liquidation of us to share pro rata in any distribution to shareholders.

Transfer Agent

Guardian Registrar & Transfer, Inc., 7951 S.W. 6thStreet, Suite 216, Plantation, Florida, 33324, is our transfer agent and registrar for our common stock.

Warrants

As part of the issuance of common shares in 2009, we issued 18,500 stock warrants during the year 2009. No warrants were issued in 2010. These warrants expire in three years from issuance in the first quarter of 2009 and the exercise price is $2.00 per warrant. No warrants expired during 2010.

During the year ended December 31, 2009, we recorded an expense of $21,123   equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.28% risk-free interest, 0% dividend yield, 60% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2010 is 1.25 years.

We have restated its balance sheet and statement of operations at December 31, 2009 to correct errors in its accounting. On the balance sheet, the current portion of long-term debt was corrected and the loan payable – related party was moved from current to long-term liabilities. The fair value of common stock warrants totaling $21,123 issued in connection with a private placement, which was previously expensed, is now shown as a reclassification of equity from additional paid in capital to common stock warrants and the fair value has been revised to $15,768. On the statement of operations, interest expense and general and administrative expenses were corrected, and the fair value of common stock warrants previously expensed was reversed. The net effect of the adjustments was to reduce the net loss for the year by $21,123.

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

(11)

Our Company

We were incorporated in the State of Florida in 2004. We provide motor cycle repair services to customers located in and around the Charlotte, North Carolina area. We are established as a service provider to street and off-road motor cycle owners by providing quality repairs for them. We have been in existence for about 5 years.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following discussion should be read in conjunction with the audited financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues (for the years ended December 31, 2010 and 2009).

Net revenues were $1,860 and $7,604 for the years ended December 31, 2010 and 2009, respectively. The sales revenues were due primarily to motorcycle repairs and maintenance. The decrease in year to date revenues was due to a worsening economy in which motor cycle owners did not buy as many motor cycles as the credit market made it difficult to obtain loans for such items.

Cost of Sales (for the years ended December 31, 2010 and 2009).

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the year ended December 31, 2009, we had cost of revenues of $4,616, or approximately 60.7% of revenues, versus cost of revenues of $1,125, or approximately 60.4% of revenues for the year ended December 31, 2010. The cost of revenue as a percentage of revenue decreased due to an overall decrease in sales from the worsening efficiencies on account of the bad market place in 2009.

Expenses (for the years ended December 31, 2010 and 2009).

Operating expenses for the year ended December 31, 2009 were $35,699 compared to operating expenses of $17,850 for the year ended December 31, 2010. The decrease in operating expenses was due to a decrease in depreciation expense, marketing expense, and general and administrative expenses.

As part of the issuance of common shares in 2009, we issued 18,500 stock warrants during the year 2009. No warrants were issued in 2010. These warrants expire in three years from issuance in the first quarter of 2009 and the exercise price is $2.00 per warrant. No warrants expired during 2010.

During the year ended December 31, 2009, we recorded an expense of $21,123  equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.28% risk-free interest, 0% dividend yield, 60% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2010 is 1.25 years.

We have restated its balance sheet and statement of operations at December 31, 2009 to correct errors in its accounting. On the balance sheet, the current portion of long-term debt was corrected and the loan payable – related party was moved from current to long-term liabilities. The fair value of common stock warrants totaling $21,123 issued in connection with a private placement, which was previously expensed, is now shown as a reclassification of equity from additional paid in capital to common stock warrants and the fair value has been revised to $15,768. On the statement of operations, interest expense and general and administrative expenses were corrected, and the fair value of common stock warrants previously expensed was reversed. The net effect of the adjustments was to reduce the net loss for the year by $21,123.

Income Taxes (for the years ended December 31, 2010 and 2009).

We had no provision for income taxes for the year ended December 31, 2010 and 2009, respectively, due to our net loss.

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

Income/Losses (for the years ended December 31, 2010 and 2009).

We had a net (loss) of $(17,644) and $(33,404) for the years ended December 31, 2010 and 2009, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $17,850 and $35,699 for the years ended December 31, 2010 and 2009, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

(12)

Liquidity and Capital Resources (for the years ended December 31, 2010 and 2009).

Net cash flows used in operating activities were $4,394 for the year ended December 31, 2010 and net cash flows used in operating activities were $15,804 for the year ended December 31, 2009. This is primarily attributable to a net loss, which were $17,644 and $33,404 for the years ended December 31, 2010 and 2009, offset by depreciation expense of $0 in 2010 and $6,500 in 2009, fair value of rent provided in the amount of $10,800 in both periods, and customer deposit of $14,700 in 2010 and $0 in 2009.

During the year ended December 31, 2009, we recorded an expense of $21,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.28% risk-free interest, 0% dividend yield, 60% volatility, and a life of three years. The remaining life of the warrants as of December 31, 2010 is 1.25 years.

We have restated its balance sheet and statement of operations at December 31, 2009 to correct errors in its accounting. On the balance sheet, the current portion of long-term debt was corrected and the loan payable – related party was moved from current to long-term liabilities. The fair value of common stock warrants totaling $21,123 issued in connection with a private placement, which was previously expensed, is now shown as a reclassification of equity from additional paid in capital to common stock warrants and the fair value has been revised to $15,768. On the statement of operations, interest expense and general and administrative expenses were corrected, and the fair value of common stock warrants previously expensed was reversed. The net effect of the adjustments was to reduce the net loss for the year by $21,123.

There were no cash flows from investing activities for the years ended December 31, 2010 and 2009.

Net cash flows provided by (used in) financing activities were $(1,681) and $35,203 for the years ended December 31, 2010 and 2009, attributable to principal repayments on our note payable to the bank in the amounts of $1,681 and $1,797 in both periods, respectively. We also raised $37,000 in the years 2009, from various accredited investors through the form of equity issuances.

Overall, we have funded all of our cash needs from inception through December 31, 2009 with proceeds from issuance of our common stock.

On December 31, 2010, we had cash of $100,398 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

(13)

Audited Financial Summary Information for the Years Ended December 31, 2010 and 2009

Statements of Operations	For the year ended December 31, 2010		For the year ended December 31, 2009

Revenues		$1,860		$7,604
Cost of Sales	$	(1,125)	$	(4,616)
Gross profit		$735		$2,988
Operating expenses		$17,850		$35,699
(Loss) from operations		$(17,115		$(32,711
Interest expense		$(529)		$(693)
Net (loss)	$	(17,644)		$(33,404)
Net loss per common share		**		**

** Less than $.01

(14)

Balance Sheet	As of December 31, 2010

Cash	$100,398
Inventory	$13,050
Total current assets	$113,448
Other assets	$2,167
Total Assets	$115,615
Current liabilities	$27,078
Stockholders’ equity	$88,537
Total liabilities and stockholders’ equity	$115,615

(15)

(16)

Silberstein Ungar, PLLC CPAS and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

BMX Development Corp.

We have audited the accompanying consolidated balance sheets of BMX Development Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMX Development Corp. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 12, 2011

(17)

BMX DEVELOPMENT CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

	2010	2009 (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$100,398	$106,473
Inventory	13,050	—
Total Current Assets	113,448	106,473

Property and Equipment
Machinery and equipment	65,000	65,000
Less: accumulated depreciation	(62,833)	(62,833)
Property and equipment - net	2,167	2,167

Total Assets	$115,615	$108,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Current portion of long-term debt	$2,303	$1,524
Accrued expenses	5,075	4,275
Customer deposit	14,700	—
Loan payable – related party	5,000	5,000
Total Current Liabilities	27,078	10,799

Long-Term Liabilities
Note payable - bank	—	2,460
Total Long-Term Liabilities	—	2,460

Total Liabilities	27,078	13,259

Stockholders’ Equity
Common stock, par value $0.001, 200,000,000 shares authorized, 4,914,500 shares issued and outstanding	4,915	4,915
Additional paid-in capital	263,061	252,261
Common stock warrants	15,768	15,768
Accumulated deficit	(195,207)	(177,563)
Total Stockholders’ Equity	88,537	95,381

Total Liabilities and Stockholders' Equity	$115,615	$108,640

The accompanying notes are an integral part of these financial statements.

(18)

BMX DEVELOPMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended December 31, 2010	Year Ended December 31, 2009 (Restated)

GROSS REVENUES	$1,860	$7,604

COST OF GOODS SOLD	1,125	4,616

GROSS PROFIT	735	2,988

OPERATING EXPENSES
Depreciation expense	—	6,500
Marketing expense	—	7,400
Rent expense	10,800	16,800
General and administrative expenses	7,050	4,999
TOTAL OPERATING EXPENSES	17,850	35,699

LOSS FROM OPERATIONS	(17,115)	(32,711)

OTHER INCOME (EXPENSE)
Interest expense	(529)	(693)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(17,644)	(33,404)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(17,644)	$(33,404)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,914,500	4,912,371

NET LOSS PER SHARE: Basic and Diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

(19)

BMX DEVELOPMENT CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)

AS OF DECEMBER 31, 2010

	Common Stock		Additional	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Warrants	Deficit	Equity

Balance, December 31, 2008	4,896,000	$4,896	$220,248	$0	$(144,159)	$80,985

Issuance of common stock for cash @ $2.00 per share	18,500	19	36,981	—	—	37,000

Issuance of warrants in connection with PPM	—	—	(15,768)	15,768	—	—

Fair value of rent contributed by related party	—	—	10,800	—	—	10,800

Net loss for the year ended December 31, 2009	—	—	—	—	(33,404)	(33,404)

Balance, December 31, 2009	4,914,500	4,915	252,261	15,768	(177,563)	95,381

Fair value of rent contributed by related party	—	—	10,800	—	—	10,800

Net loss for the year ended December 31, 2010	—	—	—	—	(17,644)	(17,644)

Balance, December 31, 2010	4,914,500	$4,915	$263,061	$15,768	$(195,207)	$88,537

The accompanying notes are an integral part of these financial statements.

(20)

BMX DEVELOPMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended December 31, 2010	Year Ended December 31, 2009 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,644)	$(33,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	6,500
Fair value of rent contributed by related party	10,800	10,800
Changes in assets and liabilities:
Inventory	(13,050)	—
Accrued expenses	800	300
Customer deposit	14,700	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,394)	(15,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,681)	(1,797)
Proceeds from the issuance of common stock	—	37,000

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,681)	35,203

NET INCREASE (DECREASE) IN CASH	(6,075)	19,399
CASH, BEGINNING OF PERIOD	106,473	87,074

CASH, END OF PERIOD	$100,398	$106,473

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$229	$393
Income taxes paid	$0	$0
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued in connection with PPM	$0	$15,768

The accompanying notes are an integral part of these financial statements

(21)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 27, 2007, the Company (legal acquirer) executed a Plan of Exchange with JHP (accounting acquirer), the sole shareholder of JHP, pursuant to which BMX issued the new 200,000 common shares to Dean A. Stewart, sole shareholder of JHP, pursuant to Regulation D under the Securities Act of 1933, as amended, in exchange for all of the common shares of JHP. As a result, JHP became the wholly-owned subsidiary of the Company.

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

Due to business worsening, a poor economic climate and sales and profits at extremely low levels, management has elected to search for acquisition candidates to enhance value to its shareholders.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Johnson High Performance, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2010, the Company had $100,398 of unrestricted cash to be used for future business operations.

(22)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, inventory, accrued expenses, customer deposit, a note payable – bank, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2010, there have been no interest or penalties incurred on income taxes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 18,500 at December 31, 2010 and 2009 representing outstanding warrants were not included in the computation of diluted earnings per share for the years ended December 31, 2010 and 2009, as their effect would have been anti-dilutive.

(23)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value. As of December 31, 2010, the Company has not issued any stock-based payments to its employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. As of December 31, 2010, the Company has not issued any stock-based payments to consultants or other non-employees.

Recent Accounting Pronouncements

BMX does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Research and Development Costs

Pursuant to SFAS No. 2 (ASC 730-10), "Accounting for Research and Development Costs," it is the Company’s policy to expense research and development costs. No research and development costs have been incurred to date.

NOTE 2 – INVENTORY AND CUSTOMER DEPOSIT

Inventory consists of a motorcycle, and is stated at the lower of cost or market. The Company has been hired to customize the motorcycle, and has received a $14,700 deposit from the customer.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment.

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

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

Depreciation expense was $0 for 2010 and $6,500 for 2009.

(24)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2010	2009
Professional fees	$4,000	$3,500
Interest	1,075	775
Total Accrued expenses	$5,075	$4,275

NOTE 5 – NOTE PAYABLE - BANK

The Company has a term bank note payable bearing annual interest of 9.50% as of December of 2010, secured by equipment with a net book value of $2,167. The original amount of the note was $9,900 to be repaid in eighty-four monthly payments of principal and interest of $168 with maturity in December 2011.

Principal maturities of the bank note payable as of December 31, 2010 are as follows:

Amount
2011	$2,303
Total	$2,303

NOTE 6 – RELATED PARTY TRANSACTIONS

The company has received advances from a shareholder totaling $5,000. The loans bear interest at 6%, are unsecured, and have no specific terms of repayment.

The Company also has an oral, month-to-month lease with an individual related to the Company’s Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 common shares at $.001 par value per share.

During the year ended December 31, 2009, the Company issued 18,500 common shares at $2.00 per share for proceeds of $37,000 from the sale thereof pursuant to a private placement to unrelated third party accredited investors made under Regulation 504. The Company also issued 18,500 warrants in connection with the transaction.

The Company records the fair value of rent of its operational and headquarters provided by a related party in the amount of $900 per month as a charge to current period rent expense and a credit to additional paid in capital.

(25)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 8 – WARRANTS

The Company issued 18,500 stock warrants as part of the sale of common shares under a private placement to unrelated third parties in 2009. The warrants have been fair valued at $15,768. The fair market value was calculated using the Black-Scholes options pricing model at grant date using the following assumptions. A stock price of $2.05, exercise price of $2.00, risk-free interest rate of 1.28%, 0% dividend yield, 60% volatility rate, and an expected life of 3 years. No warrants were issued in 2010.

NOTE 9 – INCOME TAXES

For the years ended December 31, 2010 and 2009, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $195,207 at December 31, 2010, and will begin to expire in the year 2024.

The provision for Federal income tax consists of the following at December 31:

	2010	2009
Federal income tax attributable to:
Current operations	$6,000	$11,357
Less: valuation allowance	(6,000)	(11,357)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$66,370	$60,370
Less: valuation allowance	(66,370)	(60,370)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has an oral, month-to-month lease with an individual related to the Company’s Vice President. The lease is gratuitous and consists of approximately 1,100 square feet of space including a bay area, shop and office. The financial statements herein include the imputed fair value of the space at $900 per month based upon comparables in the area. There is no obligation for the officer to continue this arrangement.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

(26)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 11 – CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its balance sheet and statement of operations at December 31, 2009 to correct errors in its accounting. On the balance sheet, the current portion of long-term debt was corrected and the loan payable – related party was moved from current to long-term liabilities. The fair value of common stock warrants totaling $21,123 issued in connection with a private placement, which was previously expensed, is now shown as a reclassification of equity from additional paid in capital to common stock warrants and the fair value has been revised to $15,768. On the statement of operations, interest expense and general and administrative expenses were corrected, and the fair value of common stock warrants previously expensed was reversed. The net effect of the adjustments was to reduce the net loss for the year by $21,123.

The December 31, 2009 balance sheet has been restated to correct the current portion of long-term debt, long-term debt, additional paid in capital, and common stock warrants, and accumulated deficit.

The December 31, 2009 statement of operations has been restated to reflect reversal of the expense representing the fair value of the common stock warrants, and corrections to interest expense and general and administrative expenses.

The following are the before and after balances as restated for the year ended December 31, 2009:

Balance Sheet

Current Assets
Before	$106,473
After	$106,473
Property and Equipment, net
Before	$2,167
After	$2,167
Current Liabilities
Before	$10,669
After	$5,799
Long-term Liabilities
Before	$2,590
After	$7,460
Stockholders’ Equity
Before	$95,381
After	$95,381

(27)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 11 – CORRECTION OF ERRORS AND RESTATEMENTS (CONTINUED)

Statement of Operations

Revenues
Before	$7,604
After	$7,604
Cost of Goods Sold
Before	$4,616
After	$4,616
Gross Profit
Before	$2,988
After	$2,988
Operating Expenses
Before	$55,204
After	$35,699
Income (Loss) from Operations
Before	$-52,216
After	$-32,711
Other Income (Expense)
Before	$-2,311
After	$-693
Net Income (Loss)
Before	$-54,527
After	$-33,404

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 12, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

(28)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(29)

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

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Michael J. Bongiovanni	48	President and Director
Dean A. Stewart	40	Vice President and Director

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

(30)

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

(31)

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

(32)

ITEM 11. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of BMX Development Corp. during the years 2010, 2009 or 2008. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Michael J. Bongiovanni, our President and Director and Dean A. Stewart, our Vice President and Director

SUMMARY COMPENSATION TABLE

		Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	LTIP payouts	All Other Compensation
		($)	($)	($)	($)	SARs(#)	($)	($)

		---	---	---	---	---	---
Michael J. Bongiovanni	2010
President	2009
	2008
Dean A. Stewart	2010	---	---	---	---	---	---
Vice President	2009
	2008

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of March 14, 2011, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1) (2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Michael J. Bongiovanni 7951 S.W. 6th Street, Suite 216 Plantation, Florida 33324	2,960,000 Direct	6 0.23%
Robert C. Cottone 7951 S.W. 6th Street, Suite 216 Plantation, Florida 33324	960,000 Direct	19.53%
John Phelps 338 Midway Lake Road Mooresville, NC 28115	300,000 Direct	6.10%

Security Ownership of Directors and Officers (1) (2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Michael J. Bongiovanni 7951 S.W. 6th Street, Suite 216 Plantation, Florida 33324	2,960,000 Direct	6 0.23%
Dean A. Stewart 13512 Glenwyck Lane Huntersville, North Carolina 28078	50,000 Direct	1 .017%

Notes to the table:

(1)	Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)	This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Changes in Control.

There are currently no arrangements, which would result in a change in our control.

(33)

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

At December 31, 2010, we had a related party payable in the amount of $5,000 to Greentree Financial Group, Inc. for advances made to us during the year. They are related to us through common ownership.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
2010:	$2,000

2009:	$2,000

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None. Silberstein Ungar, PLLC

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Silberstein Ungar, PLLC, for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010		200 9
	Silberstein		Silberstein

Audit Fees (1)	$2,000	(2)	$2,000	(2)
Audit-Related Fees (3)	--		--
Tax Fees (4)	--		--
All Other Fees (5)	--		--
Total Accounting Fees and Services	$2,000		$2,000

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Silberstein relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.
(34)

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Silberstein Ungar, PLLC were pre-approved by our Board of Directors.

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

(a) On December 31, 2010, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(35)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of BMX Development Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations - for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2010 and 2009

Consolidated Notes to Financial Statements

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

Effective August 20, 2010, we filed an 8-K noting that the client-auditor relationship between us and Traci J. Anderson, CPA (the "Former Auditor") was terminated upon the dismissal of the Former Auditor as our independent registered accounting firm. We subsequently engaged Silberstein Ungar, PPLC as another principal independent public accountant to audit our consolidated financial statements for the years ending December 31, 2010 and 2009. The decision to change accountants was recommended and approved by our Board of Directors, effective August 20, 2010, and was necessitated as a result of the revocation of the registration of the Former Auditors by the Public Company Accounting Oversight Board (“PCAOB”) for violations of rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards.

(36)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

BMX DEVELOPMENT CORP.

Date: March 14, 2011	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni
President, Chief Executive Officer and Director

Date: March 14, 2011	/s/ Dean A. Stewart
Dean A. Stewart
Chief Financial Officer and Director