Form 10-Q
period 2011-03-31
BMX Development Corp.
filed 2011-05-23
CIK 1314054

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2011.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
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

[ ]

Number of shares of common stock outstanding as of May 10, 2011: 4,914,500

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

(1)

(2)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

(3)

BMX DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	(unaudited)	(audited)
ASSETS	03/31/2011	12/31/2010

CURRENT ASSETS:
Cash and cash equivalents	$96,208	$100,398
Inventory	13,050	13,050
TOTAL CURRENT ASSETS	109,258	113,448

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(62,833)	(62,833)
TOTAL FIXED ASSETS	2,167	2,167

TOTAL ASSETS	$111,425	$115,615

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of note payable - bank	$2,303	$2,303
Accrued expenses	1,850	5,075
Customer deposit	14,700	14,700
Loan payable - related party	5,000	5,000
TOTAL CURRENT LIABILITIES	23,853	27,078

LONG-TERM LIABILITIES
Note payable - bank	—	—
TOTAL LONG-TERM LIABILITIES	—	—

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 common shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	4,915	4,915
Additional paid in capital	265,761	263,061
Common stock warrants	15,768	15,768
Retained deficit	(198,872)	(195,207)
TOTAL STOCKHOLDERS' EQUITY	87,572	88,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,425	$115,615

The accompanying notes are an integral part of these consolidated financial statements

(4)

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)	For the Three Months
	Ended March 31,
	2011	2010
REVENUES:
Sales	$1,223	$450
Cost of sales	(400)	(181)
Gross profit	823	269

EXPENSES:
Rent expense	2,700	2,700
Selling, general and administrative expenses	1,713	2,259
Total expenses	4,413	4,959

Loss from operations	$(3,590)	$(4,690)

Interest expense	(75)	(410)

Loss before income taxes	(3,665)	(5,100)

Provision for income taxes	—	—

NET LOSS	$(3,665)	$(5,100)

Basic and fully diluted net loss per common share:	**	**

Weighted average common shares outstanding	4,914,500	4,914,500

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(5)

BMX DEVELOPMENT CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Retained	Stockholder's
	Shares	Amount	Capital	Warrants	Deficit	Equity

Balances, January 1, 2011	4,914,500	$4,915	$263,061	$15,768	$(195,207)	$88,537

Fair value of rent contributed by related party	—	—	2,700	—	—	2,700

Net loss for the three months ended March 31, 2011	—	—	—	—	(3,665)	(3,665)

Balances, March 31, 2011	4,914,500	$4,915	$265,761	$15,768	$(198,872)	$87,572

The accompanying notes are an integral part of these consolidated financial statements

(6)

BMX DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	(unaudited)	(unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,665)	$(5,100)
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Fair value of rent contributed by related party	2,700	2,700
Increase (decrease) in operating liabilities
Accrued expenses	(3,225)	1,075
NET CASH (USED IN) OPERATING ACTIVITIES	(4,190)	(1,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of bank note payable	—	(348)
NET CASH (USED IN) FINANCING ACTIVITIES	—	(348)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,190)	(1,673)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100,398	106,473

END OF THE PERIOD	$96,208	$104,800

The accompanying notes are an integral part of these consolidated financial statements

(7)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

The above mentioned stock exchange transaction was accounted for as a reverse acquisition and recapitalization of the Company whereby JHP was deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of JHP, with the assets and liabilities, and revenues and expenses, of BMX being included effective from the date of stock exchange transaction. BMX is deemed to be a continuation of the business of JHP. Accordingly, the accompanying consolidated financial statements include the following:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2011, the Company had $96,208 of unrestricted cash to be used for future business operations.

(8)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2011, there have been no interest or penalties incurred on income taxes.

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

Basic (Loss) Per Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 18,500 at March 31, 2011 and 2010 representing outstanding warrants were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, as their effect would have been anti-dilutive.

(9)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value. As of March 31, 2011, the Company has not issued any stock-based payments to its employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. As of March 31, 2011, the Company has not issued any stock-based payments to consultants or other non-employees.

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

NOTE 2 – INVENTORY AND CUSTOMER DEPOSIT

Inventory consists of a motorcycle, and is stated at the lower of cost or market. The Company has been contracted to customize the motorcycle, and has received a $14,700 deposit from the customer.

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

Depreciation expense was $-0- for the three months ended March 31, 2011 and 2010, respectively.

(10)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Professional fees	$700	$4,000
Interest	1,150	1,075
Total Accrued expenses	$1,850	$5,075

NOTE 5 – NOTE PAYABLE - BANK

The Company has a term bank note payable bearing annual interest of 9.50% as of March of 2011, secured by equipment with a net book value of $2,167. The original amount of the note was $9,900 to be repaid in eighty-four monthly payments of principal and interest of $168 with maturity in December 2011.

Principal maturities of the bank note payable as of March 31, 2011 are as follows:

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

(11)

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 8 – WARRANTS

The Company issued 18,500 stock warrants as part of the sale of common shares under a private placement to unrelated third parties in 2009. The warrants were fair valued at $15,768. The fair market value was calculated using the Black-Scholes options pricing model at grant date using the following assumptions. A stock price of $2.05, exercise price of $2.00, risk-free interest rate of 1.28%, 0% dividend yield, 60% volatility rate, and an expected life of 3 years. No warrants were issued or exercised during the three months ended March 31, 2011 and 2010, respectively.

NOTE 9 – INCOME TAXES

For the three months ended March 31, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $195,207 at March 31, 2011, and will begin to expire in the year 2024.

The provision for Federal income tax consists of the following at December 31, 2010 and at March 31, 2011:

	2010	2011
Federal income tax attributable to:
Current operations	$6,000	$1,246
Less: valuation allowance	(6,000)	(1,246)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2011
Deferred tax asset attributable to:
Net operating loss carryover	$66,370	$67,616
Less: valuation allowance	(66,370)	(67,616)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 - COMMITMENTS AND CONTINGINCIES

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 10, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

(12)

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

(13)

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

(14)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Revenues

Sales were $1,223 and $450 for the three months ended March 31, 2011 and 2010, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance.

Gross profits were $823 and $269 for the three months ended March 31, 2011 and 2010, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance.

Income / Loss

We had net losses of $3,665 and $5,100 for the three months ended March 31, 2011 and 2010, respectively. The net losses in these periods were primarily due to small sales.

Expenses

Operating expenses for the three months ended March 31, 2011 and 2010 were $4,413 and $4,959, respectively. The decrease was mainly attributable to the decrease in expenditures in difficult economic times.

(15)

Cost of Sales

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended March 31, 2011, we had cost of revenues of $400, or approximately 33% of revenues, and $181 for the three months ended March 31, 2010, or approximately 40%. The cost of revenue as a percentage of revenue stayed miniscule with costs of parts and labor staying constant during the three-month period ended March 31, 2011, given the small amount of sales and related cost.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended March 31, 2011 and 2010. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(4,190) and $(1,325) for the three months ended March 31, 2011 and 2010, respectively, primarily attributable to a net loss, which were $3,665 and $5,100 for the three months ended March 31, 2011 and 2010, fair value of rent provided in the amount of $2,700, and decreases in accrued expense in March 31, 2011.

There were no cash flows from investing activities for the three months ended March 31, 2011 and 2010.

Net cash flows provided by (used in) financing activities were $0 and $(348) for the three months ended March 31, 2011 and 2010, attributable to principal repayments on our note payable to the bank in the amount of $0 and 348 for the three months ended March 31, 2011 and 2010.

On March 31, 2011, we had cash of $96,208 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

(16)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(17)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10-K, for the year ended December 31, 2010.

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

None.

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BMX DEVELOPMENT CORP.

Date: May 10, 2011	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

(19)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002