Form 10-Q
period 2011-06-30
BMX Development Corp.
filed 2011-08-15
CIK 1314054

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2011.

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52670

BMX DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
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

[ ]

Number of shares of common stock outstanding as of July 26, 2011: 4,914,500

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BMX DEVELOPMENT CORP.

Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

	(Unaudited)
ASSETS	06/30/2011	12/31/2010

CURRENT ASSETS:
Cash and cash equivalents	$93,428	$100,398
Inventory	13,050	13,050
TOTAL CURRENT ASSETS	106,478	113,448

FIXED ASSETS:
Machinery and equipment	65,000	65,000
Accumulated depreciation	(62,833)	(62,833)
TOTAL FIXED ASSETS	2,167	2,167

TOTAL ASSETS	$108,645	$115,615

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of note payable - bank	$2,043	$2,303
Accrued expenses	1,925	5,075
Customer deposit	14,700	14,700
Loan payable - related party	5,000	5,000
TOTAL CURRENT LIABILITIES	23,668	27,078

LONG-TERM LIABILITIES
Note payable - bank	—	—
TOTAL LONG-TERM LIABILITIES	—	—

STOCKHOLDERS' EQUITY
Common stock ($.001 par value, 200,000,000 shares authorized; 4,914,500 common shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	4,915	4,915
Additional paid in capital	268,461	263,061
Common stock warrants	15,768	15,768
Accumulated deficit	(204,167)	(195,207)
TOTAL STOCKHOLDERS' EQUITY	84,977	88,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,645	$115,615

BMX DEVELOPMENT CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)	For the Three Months For Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
REVENUES:
Sales	$—	$1,434	$1,223	$1,884
Cost of sales	—	(680)	(400)	(861)
Gross profit	—	754	823	1,023

EXPENSES:
Rent expense	2,700	2,700	5,400	5,400
Selling, general and administrative expenses	2,520	(505)	4,233	1,754
Total expenses	5,220	2,195	9,633	7,154

Loss from operations	$(5,220)	$(1,441)	$(8,810)	$(6,131)

Interest expense	(75)	(335)	(150)	(745)

Loss before income taxes	(5,295)	(1,776)	(8,960)	(6,876)

Provision for income taxes	—	—	—	—

NET LOSS	$(5,295)	$(1,776)	$(8,960)	$(6,876)

Basic and fully diluted net loss per common share:	**	**	**	**

Weighted average common shares outstanding	4,914,500	4,914,500	4,914,500	4,914,500

** Less than $.01

BMX DEVELOPMENT CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2011

(Unaudited)			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Deficit	Equity

Balances, January 1, 2011	$4,914,500	$4,915	$263,061	$15,768	$(195,207)	$88,537

Fair value of rent contributed by related party	-	-	5,400	-	-	5,400

Net loss for the six months ended June 30, 2011	-	-	-	-	(8,960)	(8,960)

Balances, June 30, 2011	$4,914,500	$4,915	$268,461	$15,768	$(204,167)	$84,977

BMX DEVELOPMENT CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	(unaudited)	(unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,960)	$(6,876)
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Fair value of rent contributed by related party	5,400	5,400
Increase (decrease) in operating liabilities
Accrued expenses	(3,150)	(3,321)
NET CASH (USED IN) OPERATING ACTIVITIES	(6,710)	(4,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of bank note payable	(260)	(1,262)
NET CASH (USED IN) FINANCING ACTIVITIES	(260)	(1,262)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,970)	(6,059)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100,398	106,473

END OF THE PERIOD	$93,428	$100,414

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2011, the Company had $93,428 of unrestricted cash to be used for future business operations.

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2011, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 18,500 at June 30, 2011 and 2010 representing outstanding warrants were not included in the computation of diluted earnings per share for the years ended June 30, 2011 and 2010, as their effect would have been anti-dilutive.

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value. As of June 30, 2011, the Company has not issued any stock-based payments to its employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. As of June 30, 2011, the Company has not issued any stock-based payments to consultants or other non-employees.

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

Depreciation expense was $0 for the six months ended June 30, 2011 and 2010.

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30:

	2011	2010
Professional fees	$ 775	$ 29
Interest	1,150	925
Total Accrued expenses	$ 1,925	$ 954

NOTE 5 – NOTE PAYABLE - BANK

The Company has a term bank note payable bearing annual interest of 9.50% as of June of 2011, secured by equipment with a net book value of $2,167. The original amount of the note was $9,900 to be repaid in eighty-four monthly payments of principal and interest of $168 with maturity in December of 2011.

Principal maturities of the bank note payable as of June 30, 2011 are as follows:

Amount
2011	$ 2,043
Total	$ 2,043

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

NOTE 8 – WARRANTS

The Company issued 18,500 stock warrants as part of the sale of common shares under a private placement to unrelated third parties in 2009. The warrants have been fair valued at $15,768. The fair market value was calculated using the Black-Scholes options pricing model at grant date using the following assumptions. A stock price of $2.05, exercise price of $2.00, risk-free interest rate of 1.28%, 0% dividend yield, 60% volatility rate, and an expected life of 3 years. No warrants were issued or expired in 2011.

BMX DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 9 – INCOME TAXES

For the six months ended June 30, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $204,167 at June 30, 2011, and will begin to expire in the year 2024.

The provision for Federal income tax consists of the following at June 30:

	2011	2010
Federal income tax attributable to:
Current operations	$ 1,853	$ 2,406
Less: valuation allowance	(1,853)	(2,406)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 71,458	$ 68,322
Less: valuation allowance	(71,458)	(68,322)
Net deferred tax asset	$ -	$ -

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 26, 2011, the date on which the consolidated financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Our service line consists primarily of the following:

· Air filters	Fuel valves	Throttle assemblies
· Air shifters	Gaskets	Tires
· Carburetors	Ignitions	Transmission and clutch parts
· Chains	Piston kits	Valves
· Cylinders	Race engine valves	Velocity stacks
· Exhaust systems	RPM limiters	Wheels

We provide installation services for these products.

No single customer accounts for more than ten percent of our business. At the present time there is no need for governmental approvals, though this may change in the future.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION - Cont.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Revenues

Sales were $0 and $1,434 for the three months ended June 30, 2011 and 2010, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance.

Sales were $1,223 and $1,884 for the six months ended June 30, 2011 and 2010, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance.

Gross profits were $0 and $754 for the three months ended June 30, 2011 and 2010, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance.

Gross profits were $823 and $1,023 for the six months ended June 30, 2011 and 2010, respectively. Sales revenues were due primarily to motorcycle repairs and maintenance.

Income / Loss

We had net losses of $5,295 and $1,776 for the three months ended June 30, 2011 and 2010, respectively. The net losses in these periods were primarily due to small sales.

We had net losses of $8,960 and $6,876 for the six months ended June 30, 2011 and 2010, respectively. The net losses in these periods were primarily due to small sales.

Expenses

Operating expenses for the three months ended June 30, 2011 and 2010 were $5,220 and $2,195, respectively. The increase was mainly attributable to the increase in expenditures in difficult economic times.

Operating expenses for the six months ended June 30, 2011 and 2010 were $9,633 and $7,154, respectively. The increase was mainly attributable to the increase in expenditures in difficult economic times.

Cost of Sales

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the three months ended June 30, 2011, we had cost of revenues of $0, or approximately 0% of revenues, and $680 for the three months ended June 30, 2010, or approximately 48%. The cost of revenue as a percentage of revenue stayed miniscule with costs of parts and labor staying constant during the three-month period ended June 30, 2011, given the small amount of sales and related cost.

Cost of revenue primarily includes sales of purchased motor cycle parts inventory. During the six months ended June 30, 2011, we had cost of revenues of $400, or approximately 33% of revenues, and $861 for the six months ended June 30, 2010, or approximately 46%. The cost of revenue as a percentage of revenue stayed miniscule with costs of parts and labor staying constant during the six-month period ended June 30, 2011, given the small amount of sales and related cost.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three and six months ended June 30, 2011 and 2010. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $(6,710) and $(4,797) for the six months ended June 30, 2011 and 2010, respectively, primarily attributable to a net loss, which were $8,960 and $6,876 for the six months ended June 30, 2011 and 2010, fair value of rent provided in the amount of $5,400, and decreases in accrued expense in March 31, 2011.

There were no cash flows from investing activities for the six months ended June 30, 2011 and 2010.

Net cash flows provided by (used in) financing activities were $(260) and $(1,262) for the six months ended June 30, 2011 and 2010, attributable to principal repayments on our note payable to the bank in the amount of $260 and $1,262 for the three months ended March 31, 2011 and 2010.

On June 30, 2011, we had cash of $93,428 on hand. We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

BMX DEVELOPMENT CORP.

Date: July 26, 2011	By:	/s/ Michael J. Bongiovanni
Michael J. Bongiovanni President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002