Form 10-Q
period 2011-09-30
Panache Beverage, Inc.
filed 2011-11-21
CIK 1314054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 000-52670

PANACHE BEVERAGE INC.

(Exact name of small business issuer as specified in its charter)

Florida	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

40 W. 23rd Street, 2nd Floor, New York, NY 10001

(Address of principal executive offices)

(347) 436-8383

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

Large accelerated filer	£
Non-accelerated filer	£ (Do not check if a smaller reporting company)
Accelerated filer	£
Smaller reporting company	S

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of November 21, 2011: 24,537,891

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

PANACHE BEVERAGE INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(3)

Index to Unaudited Consolidated Financial Statements

Pages

Unaudited Consolidated Balance Sheets	5

Unaudited Consolidated Statements of Operations	6

Unaudited Consolidated Statements of Cash Flows	7

Notes to Unaudited Consolidated Financial Statements	8– 13

(4)

PANACHE BEVERAGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	9/30/2011	12/31/2010
ASSETS
Current Assets
Cash and cash equivalents	$29,466	$67,975
Accounts receivable, net	521,173	267,440
Inventory	49,201	96,190
Prepayment and deposits	1,431,455	2,248,655
Loan receivable	4,000	—
Total Current Assets	2,035,295	2,680,260

Fixed assets, net	15,304	24,214

TOTAL ASSETS	$2,050,599	$2,704,474

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$428,309	$250,873
Notes payable	32,716	84,765
Notes payable - related parties	28,000
Officer compensation payable	—	52,501
Contingent liabilities	191,778	191,778
Accrued interest	83,350	37,550
Accrued expenses and other payable	283,462	77,641
Total Current Liabilities	1,047,615	695,108

Long-Term Liabilities
Notes payable	192,802	247,500
Notes payable - related parties	342,046	245,059
Total Long-Term Liabilities	534,848	492,559

Total Liabilities	1,582,463	1,187,667

MINORITY INTEREST	144,617	501,105

STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 200,000,000 shares authorized; 24,537,891 and 22,354,500 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	24,538	22,355
Additional paid-in capital	1,882,136	1,808,102
Common stock warrants	15,768	15,768
Accumulated deficit	(1,598,923)	(830,523)
Total Stockholders' Equity	323,519	1,015,702

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,050,599	$2,704,474

The accompanying notes are an integral part of these consolidated financial statements

(5)

PANACHE BEVERAGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the three months ended		For the nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
REVENUES
Sales	$526,587	$61,948	$1,278,622	$765,156
Cost of Goods Sold	(329,741)	(27,523)	(917,135)	(339,826)
GROSS PROFIT	196,846	34,425	361,487	425,330

OPERATING EXPENSES
Advertising and promotion	108,030	428,442	982,617	471,368
Automobile	949	144	3,967	506
Bad debt	—	—	2,026	729
Bank and finance charges	21,004	2,485	33,011	8,055
Commissions	15,533	6,889	31,173	38,995
Consulting fee	113,572	24,502	213,143	216,927
Depreciation	2,310	2,021	6,930	2,021
General and administrative	42,212	35,711	112,050	108,365
Insurance	2,342	3,314	13,500	10,734
Professional fees	54,913	27,969	129,597	33,457
Rent	5,700	2,475	13,125	6,600
Selling expenses	3,500	25,049	10,092	2,003
Stock based compensation	434,678	—	434,678	—
Telephone and utilities	9,032	6,794	17,328	16,395
Travel, meals and entertainment	47,386	79,038	118,131	118,544
TOTAL OPERATING EXPENSES	861,160	644,832	2,121,369	1,034,701

LOSS FROM OPERATIONS	(664,314)	(610,407)	(1,759,883)	(609,371)

OTHER INCOME (EXPENSE)
Interest expense	(8,996)	(14,400)	(38,849)	(36,300)
Shell expenses	(75,000)	—	(75,000)	—
Other income (expenses)	—	(45,800)	(52,706)	(45,800)
TOTAL OTHER INCOME (EXPENSE)	(83,996)	(60,200)	(166,555)	(82,100)

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(748,310)	(670,607)	(1,926,437)	(691,471)

PROVISION FOR INCOME TAXES	—	—	—	—
MINORITY INTEREST	52,341	220,136	462,339	257,324

NET LOSS	$(695,969)	$(450,471)	$(1,464,098)	$(434,147)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	24,705,206	22,354,500	23,138,069	22,354,500

The accompanying notes are an integral part of these consolidated financial statements

(6)

PANACHE BEVERAGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the nine months ended
	9/30/2011	9/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,464,098)	$(434,147)
Adjustments to reconcile net loss to net cash used by operating activities:
Minority interest	(462,339)	(257,324)
Bad debt expense	2,026	729
Depreciation	6,930	2,021
Common stock issued for services rendered	434,678	—
Changes in assets and liabilities:
Accounts receivable	(255,759)	(384,147)
Inventory	46,989	188,696
Prepayment and deposits	817,200	(2,868,394)
Accounts payable	177,436	(76,713)
Officer compensation payable	(52,501)	18,970
Accrued expenses and other payable	205,820	46,334
Accrued interest	45,800	26,700
Contingent liabilities	0	191,778
Net cash (used in) provided by operating activities	(497,818)	(3,545,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of equipments	1,980	—
Purchase of property and equipment	—	(29,397)
Net cash (used in) investing activities	1,980	(29,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	96,988	316,267
Proceeds from notes payable	28,000	84,765
Payments to notes payable	(110,747)	—
Proceeds from stock issuance	230,000	—
Contribution to paid-in capital	213,088	3,127,783
Net cash provided by (used in) financing activities	457,329	3,528,815

Net increase (decrease) in cash and cash equivalents	(38,509)	(46,079)

Cash and Cash Equivalents, Beginning of Period	67,975	52,394

Cash and Cash Equivalents, End of Period	$29,466	$6,316

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	47,398	6,305
Cash paid for income taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for services rendered	$434,678	$—

The accompanying notes are an integral part of these consolidated financial statements

(7)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2010 and 2009 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

Panache Beverage Inc. (the “Company”) was incorporated in the State of Florida on December 28, 2004 under the name as Biometrix International Inc. On May 30, 2007, the Company changed its name to BMX Development Corp. On September 6, 2011, the Company filed an Articles of Amendment to the Articles of Incorporation with the Florida Secretary of State to change its name to Panache Beverage Inc. and believed the new name would more accurately reflect its business after a stock exchange transaction with Panache LLC, a New York Limited Liability Company.

On August 19, 2011, the Company completed a stock exchange transaction with Panache LLC (“Panache”).  Panache was incorporated as a limited liability company in the State of New York in November 2004.  Panache is an alcoholic beverage company specializing in development, global sales and marketing of spirits brands, and currently owns 65% ownership of Wodka LLC, a New York Limited Liability Company.

The stock exchange transaction involved two simultaneous transactions:

The majority shareholder of the Company delivered 2,560,000 shares of the Company’s common stock to the Panache Members in exchange for total payments of $125,000 in cash and;

The Company issued to the Panache Members an amount equal to 17,440,000 new investment shares of common stock of the Company pursuant to Rule 144 under the Securities Act of 1933, as amended, in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache from the Panache Members.

Upon completion of the exchange, Panache became wholly-owned subsidiary of the Company, and Wodka LLC, Panache’s 65%-owned subsidiary, became 65%-owned subsidiary of the Company, and the former members of Panache then owned approximately 90% of the issued and outstanding shares of the Company.

(8)

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Panache is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Panache and Wodka, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.  The Company is deemed to be a continuation of the business of Panache.  Accordingly, the accompanying consolidated financial statements include the following:

(1)           The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)           The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

The Company, Panache and Wodka are hereinafter referred to as (the “Company”).

NOTE - 3 RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

NOTE - 4 ACCOUNTS RECEIVABLE

The Company’s revenues are on open credit terms and governed by the terms specified in the contracts. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management believed bad debt expenses of $2,026 were reasonable to be recognized during the nine months ended September 30, 2011 in the accompanying consolidated income statements.

	As of
	9/30/2011	12/31/2010

Gross trade accounts receivable from customers	$523,199	$268,169
Allowance for doubtful customer accounts	(2,026)	(729)
	$521,173	$267,440

(9)

NOTE - 5 PREPAYMENT

As of September 30, 2011 and December 31, 2010, the Company had prepayment of $1,431,455 and $2,248,655, respectively, consisted of the following:

	As of
	9/30/2011	12/31/2010

Prepaid advertisement	1,427,655	2,240,155
Other miscellaneous prepayment	3,800	8,500
	1,431,455	2,248,655

NOTE - 6 FIXED ASSETS

Fixed assets primarily consisted of the billboard materials and an office equipment of $1,980, which was disposed during the nine months ended September 30, 2011.

	As of
	9/30/2011	12/31/2010
Cost:
Billboard	$27,720	$27,720
Furniture and fixtures	0	1,980
	27,720	29,700
Less: Accumulated depreciation	(12,416)	(5,486)
Net	$15,304	$24,214

NOTE - 7 LOAN PAYABLE – CURRENT PORTION

The Company had outstanding balances on its short-term notes payable of the following amounts at the respective dates:

	As of
	9/30/2011	12/31/2010

Natwest Finance Limited, 24% interest per annum, due in October 2011(1)	$32,716	$84,765
Miami Marketing Group, 2% interest per annum, due on demand (2)	28,000	0
	$60,716	$84,765

(1) The Company has a short-term loan payable to Natwest Finance Limited at an interest rate of 24% per annum and due in October 2011. The balance of this loan was $32,716 and $84,765 as of September 30, 2011 and December 31, 2010, respectively. Accordingly, the Company recorded interest expenses of $5,640 during the nine months ended September 30, 2011. The $32,716 was paid in full when due.

(2) The Company has a short-term loan payable to Miami Marketing Group, a related party of the Company, at an interest rate of 2% per annum and due on demand. The loan commenced on August 1, 2011, the balance of which was $28,000 as of September 30, 2011. Accordingly, the Company recorded interest expenses of $93 during the nine months ended September 30, 2011.

(10)

NOTE - 8 LOAN PAYABLE – LONG-TERM

The Company had outstanding balances on its long-term notes payable of the following amounts at the respective dates:

	As of
	9/30/2011	12/31/2010

Matt Reines, 12% interest per annum , due on December 31, 2012(1)	$7,802	$14,200
Tony Radisich, 24% interest per annum, due on December 31, 2012 (2)	185,000	233,300
	$192,802	$247,500

(1) The Company has a long-term loan payable to a non-affiliate. The balance of this loan was $7,802 and $14,200 as of September 30, 2011 and December 31, 2010, respectively. Accordingly, the Company recorded interest expenses of $864 during the nine months ended September 30, 2011.

(1) The Company has a long-term loan payable to a non-affiliate. The balance of this loan was $185,000 and $233,300 as of September 30, 2011 and December 31, 2010, respectively. Accordingly, the Company recorded interest expenses of $33,030 during the nine months ended September 30, 2011, respectively.

NOTE - 9 LOAN PAYABLE – RELATED PARITIES

The Company had outstanding balances of $342,046 and $245,059 due to the related parties as of September 30, 2011 and December 31, 2011, respectively. The funds borrowed from the related parties were to fund the Company’s operations and due on December 31, 2012. Accordingly, the Company recorded interest expenses of $5,131 during the nine months ended September 30, 2011.

NOTE - 10 CONTINGENT LIABILITIES

The Company had a pending settlement with Incubrands Spirits Group (“Incubrands”) in connection with an equity agreement (the “Agreement”), dated April 30, 2007. Pursuant to the Agreement, Incubrands claimed commission fees of $191,778 incurred during the agreement period. Accordingly, the Company recognized contingent loss of $191,778 in 2009 and the balance of contingent liabilities was $191,778 as of September 30, 2011.

NOTE - 11 MINORITY INTEREST

As of September 30, 2011 and December 31, 2010, the outstanding balance of minority interest was $144,617 and $501,105, respectively, due to the 35% ownership of Wodka LLC, a New York Limited Liability Company owned by the minority shareholders.

(11)

NOTE - 12 WARRANTS

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

NOTE - 13 CAPITAL TRANSACTIONS

On August 19, 2011, the Company completed a stock exchange transaction with the Panache Members, pursuant to which 17,440,000 new investment shares of common stock of the Company were issued to the Panache Members in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache from the Panache Members. The issuance of 17,440,000 shares represented approximately 90% of the Company’s then outstanding common stock and resulted in a change in control of the Company.

On August 25, 2011, the Board of Directors of the Company approved the issuance of 460,000 shares of the Company’s Common Stock at a price of $.50 per share, in exchange for cash payment of total $230,000. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had significant accumulated deficit at the time of issuance. The proceeds from this issuance mitigated the Company’s cash pressure in short term.

NOTE - 14 STOCK BASED COMPENSATION

On June 1, 2011, the Company issued 1,143,391 shares of common stock to Columbus Partners LLC for business advisory services. The fair value of this stock issuance was determined by the fair value of the Company’s common stock on the grant date, at a price of $0.20 per share. Accordingly, the Company recognized the stock-based compensation of $228,678 during the nine months ended September 30, 2011.

On June 9, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc for business advisory services. The fair value of this stock issuance was determined by the fair value of the Company’s common stock on the grant date, at a price of $0.20 per share. Accordingly, the Company recognized the stock-based compensation of $104,000 during the nine months ended September 30, 2011.

On September 2, 2011, the Company issued 60,000 shares of common stock to WALL STREET RESOURCES, INC. for public relations services. The fair value of this stock issuance was determined by the fair value of the Company’s common stock on the grant date, at a price of $1.70 per share. Accordingly, the Company recognized the stock-based compensation of $102,000 during the nine months ended September 30, 2011.

NOTE - 15 LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three and nine months ended September 30, 2011, respectively.  There was no dilutive earning per share as of September 30, 2011 due to net losses during the periods.

(12)

NOTE - 15 LOSS PER SHARE (CONT’D)

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Numerator:
- Net loss	$(695,969)	$(450,471)	$(1,464,098)	$(434,147)
Denominator:
- Weighted average common shares outstanding	24,705,206	22,354,500	23,138,069	22,354,500

Basic net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.02)

NOTE - 16 CONCENTRATION AND RISK

Major customers

The Company had two customers consisting of 100% revenues of the Company for the nine months ended September 30, 2011 and three customers consisting of 100% revenues of the Company for the nine months ended September 30, 2010. The detailed information was set forth in the tables as followings.

For the nine months ended September 30, 2011

Customers	Revenues		Accounts Receivable

DSWE NYC 80% Aprox	$1,022,898	80%	$0
Pure Beverages Australia 20& Aprox	255,724	20%	0

Total:	$1,278,622	100%	$0

For the nine months ended September 30, 2010

Customers	Revenues		Accounts Receivable

Windmill Phoenix LLC 60%	$459,094	60%	$0
Pure Beverages Australia 20& Aprox	153,031	20%	0
Premier Beverages Florida 20%	153,031	20%	0

Total:	$765,156	100%	$0

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

NOTE - 17 GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2011, the Company had an accumulated deficit of $1,598,923. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

(13)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

History

As used herein the terms "We", the "Company", "Panache", the "Registrant," or the "Issuer" refers to Panache Beverage Inc., its subsidiaries and predecessors, unless indicated otherwise. We were incorporated in the State of Florida on December 28, 2004 under the name as Biometrix International Inc. On May 30, 2007, we changed our name to BMX Development Corp. On September 6, 2011, we filed an Articles of Amendment to the Articles of Incorporation with the Florida Secretary of State to change our name to Panache Beverage Inc. and believed the new name would more accurately reflect our business after a stock exchange transaction with Panache LLC, a New York Limited Liability Company.

As of August 19, 2011, we entered into a Plan of Exchange (the “Agreement”), between and among us, Michael J. Bongiovanni (“Mr. Bongiovanni”), an individual shareholder and our former President / former Chief Executive Officer, Panache LLC (“Panache”), a New York Limited Liability Company, James Dale, an individual member and Manager of Panache, and the individual members of Panache (collectively the “Panache Members”).

Pursuant to the terms of the Agreement, two simultaneous transactions were consummated at closing, as follows: (i) Mr. Bongiovanni delivered 2,560,000 shares of our common stock to Mr. James Dale in exchange for total payments of $125,000 in cash and (ii) we issued to the Panache Members an amount equal to 17,440,000 new investment shares of our common stock pursuant to Rule 144 under the Securities Act of 1933, as amended, in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache from the Panache Members. Upon completion of the exchange, Panache became our wholly-owned subsidiary. Panache is currently 65% owner of Wodka LLC, a New York Limited Liability Company. All of these conditions to closing have been met, and we, Panache, the Panache Members and our Majority Shareholders declared the exchange transaction consummated on August 19, 2011. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Panache) and as a re-organization by the accounting acquiree (the Company).

(14)

Business Description of the Company

We began operating as a services provider regarding motor cycle repair and maintenance for customers located in and around the Charlotte, North Carolina area. Subsequent to the stock exchange transaction, we have continued operations of Panache, an alcoholic beverage company specializing in development, global sales and marketing of spirits brands, and no longer be engaged in the business of motor cycle repair services.

Panache was formed in November 2004 by James Dale as the import company of record for the premium vodka, 42 BELOW NZ. At that time, 42 BELOW was a publically traded company but lack of traction in the most important liquor market in the world, including the United States. Panache provided the marketing solution for 42 BELOW, and it became a brand available in 19 strategically selected states and was over-performing in top tier image accounts a year later. By mid-2005 42 BELOW was a major player in the business and was being noticed in the United States by major suppliers.

After noticing that 42 BELOW has replaced Grey Goose in numerous key accounts, Bacardi added 42 BELOW to a list of top threats to Grey Goose in the US. Shortly thereafter 42 BELOW was formally approached for global acquisition. At this stage Panache was responsible for over 50% of the total annual cases sold globally and was among the key driving factors in the success of the brand. These agreements were purchased as part of the settlement and purchase of the 42 BELOW Public Company in December 2006.

During this time Panache was developing its current pipeline brands Alchemia Vodka and Alibi Bourbon with an eye toward developing a value brand, which became Wodka.

Today, Panache has developed a unique set of wholesale and retail relationships as well as sales and marketing infrastructure and proprietary partnerships enabling it develop, roll out and exit its brands.

Panache is now focused on two additional brands, complimenting Wodka Vodka in its portfolio: Alchemia Infused Vodka and Alibi American Whiskey. Staying true to its credo, Panache developed Alchemia in parallel to the explosion of the epicurean craze. The premium, Polish rye vodka, is distilled three times and then infused, in oak barrels, with fresh ingredients to make its unique Chocolate, Ginger and Wild Cherry infusions. Alchemia’s infusions are a fresh escape for consumers who have been offered very little from a spirits world rife with the artificially flavored vodkas presently taking up store shelves and back bars. Panache is focused on making Alchemia a staple for any consumer whose palate demands just little more than chemical additives. Showing its propensity to stir up a little controversy, Panache is finishing test marketing for its latest creation, Alibi American Whiskey. While we could focus on the fact that Alibi is affordable premium Whiskey, distilled from Rye, aged four years in new American oak barrel — we think that's rather mundane. Alibi is an elixir for the flawed human spirit in all of us, a tonic for sin and an excuse for vulnerability. We created the spirit because we know mankind needs an out, a way to feel better about those poor decisions that will invariably be made. Everyone needs an Alibi. Panache Spirits’ goal is to continue to develop its portfolio of unique and diverse brands and is always working on the development of its next great brand.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues

Gross revenues were $526,587 and $1,278,622 for the three and nine months ended September 30, 2011, respectively, increased by $464,639 or 750%, and by $513,466 or 67%, compared to gross revenues of $61,948 and $765,156 for the same periods ended September 30, 2010, respectively. We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during both three-month and nine-month periods ended September 30, 2011.

The increase in revenues during the three and nine months ended September 30, 2011 compared to the same periods in 2010 was due primarily to implementing our marketing strategies successfully in New York State. Different from traditional spirits wholesalers, we have developed a unique set of wholesale and retail relationships as well as sales and marketing infrastructure and proprietary partnerships enabling it develop, roll out and exit its brands. We hold a ‘build and exit’ business mentality – our expertise lies in the strategic development and early growth of our brands establishing our assets as viable acquisition candidates for the major global spirits companies including Diageo, Bacardi, Future Brands, Pernod Ricard and Moet Hennessey. Our goal is to sell brands individually as they mature while continuing to pipeline new brands in to our portfolio.

We expect sales to increase during 2012 as we have generated sales of $875,000 since the end of the third quarter of 2011. In addition, we believe our customer base will be developed through extending the marketing and sales strategy from New York State to other key regions throughout the US. Unlike traditional growth plans, we must maintain our current marketing philosophy and avoid scaling the business through traditional block and tackle methods employed by the major spirits companies.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor would be examples of cost of goods sold items. We had $329,741 in cost of goods sold, or approximately 63% of revenues, and had $917,135 in cost of goods sold, or approximately 72% of revenues, during the three and nine months ended September 30, 2011, respectively. Comparatively, we had $27,523 in cost of goods sold, or approximately 44% of revenues, and had $339,826 in cost of goods sold, or approximately 44% of revenues, during the three and nine months ended September 30, 2010, respectively.

The increase in cost of goods sold during the three and nine months ended September 30, 2011 was attributable to the increase in revenues during the periods as discussed above. Cost of goods sold as percentage of revenues increased because we sold less Alchemia products in 2011, which had higher profit margin. In addition distillery costs increased in 2011 which were not effectively shifted onto customers at that time. However, our product prices have increased since August 1, 2011 and will continue to increase, driving our profit margin higher in the future. The gross margin of distilled spirits products typically ranges between 30-50%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(15)

Expenses

Operating expenses for the three and nine months ended September 30, 2011 were $861,160 and $2,121,369, respectively, compared to $644,832 and $1,034,701 for the same periods ended September 30, 2010, respectively. The increase in operating expenses during the three and nine months ended September 30, 2011 was attributable to the non-cash consulting expenses of $434,678 incurred in the third quarter of 2011. The non-cash consulting expenses were the result of issuing total 1,723,391 shares of common stock for services. The shares were valued based on the market price on the dates of the stock grant, which was $.20 per share for 1,663,791 shares, and $1.70 per share for 60,000 shares, resulting in total expenses of $434,678 for services rendered. The increase in operating expenses during the nine months ended September 30, 2011 was also due to the increase in advertising and promotion expense, which was $982,617 in 2011, increased by $511,249 or 108%, compared to $471,368 during the same period ended September 30, 2011.

Net Income / (Loss)

We had net loss of $695,969 and $1,464,098 for the three and nine months ended September 30, 2011, respectively, increased by $245,498 or 54%, and by $1,029,951 or 237%, compared to net losses of $450,471 and $434,147 for the three and nine months ended September 30, 2010, respectively. The increase in net loss during the three and nine months ended September 30, 2011 was due to the increase in gross profit insufficiently covering the increase in operating expenses during the periods as discussed above.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were $497,818 and $3,545,496 for the nine months ended September 30, 2011 and 2010, respectively. Negative cash flows from operations for the nine months ended September 30, 2011 were due primarily to the net loss of $1,464,098, plus the increase in accounts receivable in the amount of $255,759 and the decrease in officer compensation payable by $52,501, partially offset by the decrease in prepayment by $817,200, and the increase in accounts payable and accrued expenses by $177,436 and $205,820, respectively. Negative cash flows from operations for the nine months ended September 30, 2010 were due primarily to the net loss of 434,147, plus the increase in accounts receivable and prepayment in the amount of $384,147 and $2,868,394, respectively, partially offset by the decrease in inventories by $188,696 and the increase in liability in dispute by $191,778.

Cash flows provided by investing activities were $1,980 during the nine months ended September 30, 2011 attributable to disposal of property and equipment. Comparatively, cash flows of $29,397 used in investing activities during the comparable period in 2010 were due primarily to the purchase of the billboard materials in amount of $27,720.

Cash flows provided by financing activities were $457,329 and $3,528,815 during the nine months ended September 30, 2011 and 2010, respectively. Positive cash flows from financing activities during the nine months ended September 30, 2011 were due primarily to proceeds of $230,000 from sales of shares at a price of fifty cents ($.50) per share. We also had proceeds from note payable in an amount of $124,988, of which $96,988 from related party. The positive cash flows were offset by repayments of $110,747 to third party loans in 2011. Positive cash flows from financing activities during the nine months ended September 30, 2010 were due primarily to capital contribution in amount of $3,127,783 and proceeds from related party loan in the amount of $316,267.

(16)

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2012.

Overall, we have funded our cash needs from inception through September 30, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $29,466 on hand as of September 30, 2011. Currently, we may not be able to sustain our capital needs because we do not have enough cash to fund our operations for the next six months. This is based on current negative cash flows from operating activities and net losses during the periods. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

·	Curtail new product launches
·	Limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, our brands recognition, distilled spirits market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We specialize in development, global sales and marketing of spirits brands. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

(17)

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Principal Accounting Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(18)

ITEM 4T. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

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

(19)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2010.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2011, the Company completed a stock exchange transaction with the Panache Members, pursuant to which 17,440,000 new investment shares of common stock of the Company were issued to the Panache Members in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache from the Panache Members. The issuance of 17,440,000 shares represented approximately 90% of the Company’s then outstanding common stock and resulted in a change in control of the Company.

On August 25, 2011, the Board of Directors of the Company approved the issuance of 460,000 shares of the Company’s Common Stock at a price of $.50 per share, in exchange for cash payment of total $230,000. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had significant accumulated deficit at the time of issuance. The proceeds from this issuance mitigated the Company’s cash pressure in short term.

On June 1, 2011, the Company issued 1,143,391 shares of common stock to Columbus Partners LLC for business advisory services. The fair value of this stock issuance was determined by the fair value of the Company’s common stock on the grant date, at a price of $0.20 per share. Accordingly, the Company recognized the stock-based compensation of $228,678 during the nine months ended September 30, 2011.

On June 9, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc for business advisory services. The fair value of this stock issuance was determined by the fair value of the Company’s common stock on the grant date, at a price of $0.20 per share. Accordingly, the Company recognized the stock-based compensation of $104,000 during the nine months ended September 30, 2011.

On September 2, 2011, the Company issued 60,000 shares of common stock to WALL STREET RESOURCES, INC. for public relations services. The fair value of this stock issuance was determined by the fair value of the Company’s common stock on the grant date, at a price of $1.70 per share. Accordingly, the Company recognized the stock-based compensation of $102,000 during the nine months ended September 30, 2011.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

1.      On January 13, 2011, we filed a current report on Form 8-K to announce the engagement with Silberstein Ungar, PPLC as our principal independent public accountant to audit our balance sheets as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.

2.      On August 17, 2011, we filed a current report on Form 8-K to announce that we entered into a letter of intent agreement with Panache LLC, a New York Limited Liability Company, James Dale, an individual member and Manager of Panache, and the individual members of Panache whereby a change in control of our company will occur, subject to a due diligence process.

3.      On August 24, 2011, we filed a current report on Form 8-K to announce the completion of the Plan Of Exchange with Panache LLC, the change in control of our company and the changes in our management.

4.      On September 27, 2011, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

(20)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: Date: November 21, 2011	By:	/s/ James Dale
James Dale Chief Executive Officer

(21)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(22)