Form 10-Q/A
period 2011-09-30
Panache Beverage, Inc.
filed 2012-04-06
CIK 1314054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(347) 436-8383

(Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [ ] No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No [ ]

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

Yes [ ] No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes ☒ No [ ]

Number of shares of common stock, par value $.001, outstanding as of March 26, 2012 : 25,377,891

(1)

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

(2)

EXPLANATORY NOTE

Panache Beverage, Inc. (“the Company”) is filing this Amendment No. 1 (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 21, 2011 (the “Original Form 10-Q”), to restate the Company’s unaudited condensed consolidated financial statements for the three and nine month period ended September 30, 2011 and amend related disclosures in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the original Form 10-Q.

In accordance with applicable SEC rules, this Amendment No. 1 includes certifications from our Chief Executive Officer and Acting Principal Accounting Officer dated as of the date of this filing.

(3)

(4)

ITEM 1. FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$ 18,518	$ 29,776
Accounts receivable – net	430,829	226,669
Inventory	42,388	96,190
Prepaid expenses	176,790	1,334,079
Total Current Assets	668,525	1,686,714

Property and Equipment - net	2,716	1,723

TOTAL ASSETS	$ 671,241	$ 1,688,437

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 504,965	$ 245,811
Due to factor	184,639	-
Notes payable	69,934	93,137
Loans payable – related parties	387,212	322,298
Consulting fees payable – related party	159	52,751
Accrued interest	39,433	41,781
Other current liabilities	327,453	333,462
Total Current Liabilities	1,513,795	1,089,240

Long term debt	183,500	183,500

Total Liabilities	1,697,295	1,272,740

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 shares authorized; 24,597,890 and 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	24,598	-
Additional paid in capital	846,381	-
Additional paid in capital - warrants	91,888	-
Retained (deficit)	(1,924,706)	(1,056,691)
Total stockholders' deficit	(961,839)	(1,056,691)
Non-controlling interests	(64,215)	1,472,388
Total Equity (Deficit)	(1,026,054)	415,697

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$ 671,241	$ 1,688,437

(5)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES - NET	$ 433,979	$ 92,537	$ 1,265,671	$ 675,397

COST OF GOODS SOLD	357,304	65,592	1,004,756	413,667

GROSS PROFIT	76,675	26,945	260,915	261,730

OPERATING EXPENSES
Advertising and promotion	426,986	716,708	1,429,232	868,782
Consulting	150,105	69,267	309,426	259,727
Professional fees	718,173	10,463	783,396	42,337
General and administrative	127,005	80,006	287,699	189,236
TOTAL OPERATING EXPENSES	1,422,269	876,444	2,809,753	1,360,082

LOSS FROM OPERATIONS	(1,345,594)	(849,499)	(2,548,838)	(1,098,352)

OTHER INCOME (EXPENSE)
Interest expense	(21,466)	(15,994)	(55,580)	(42,234)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(1,367,060)	(865,493)	(2,604,418)	(1,140,586)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	528,432	544,482	1,736,403	829,955

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$ (838,628)	$ (321,011)	$ (868,015)	$ (310,631)

BASIC RESULTS PER SHARE OF COMMON STOCK:

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$ (0.03)	N/A	$ (0.04)	N/A

(6)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (868,015)	$ (310,631)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(1,736,403)	(829,955)
Depreciation	666	94
Bad debt expense	2,026	729
Stock issued for services rendered	627,200	-
Advertising expense from capital contribution	1,251,539	776,413
Changes in assets and liabilities:
Accounts receivable	(206,186)	(390,212)
Inventory	53,802	416,023
Prepaid expenses	(88,583)	-
Accounts payable	259,154	(207,193)
Consulting fees payable – related party	(52,592)	20,320
Accrued interest	(2,348)	31,040
Other current liabilities	(6,009)	95,087
CASH FLOWS USED IN OPERATING ACTIVITIES	(765,749)	(398,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,660)	(1,677)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,660)	(1,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	407,378	35,000
Repayments of notes payable	(430,581)	-
Proceeds from loans payable – related parties	429,476	49,395
Repayments of loans payable – related parties	(364,561)	(71,011)
Net proceeds from factor	184,639	-
Proceeds from long term debt	-	-
Contributions from non-controlling interests	199,800	340,500
Proceeds from issuance of stock and warrants	270,000	-
Cash received in conjunction with reverse merger	60,000	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	756,151	353,884

NET INCREASE (DECREASE) IN CASH	(11,258)	(46,078)
Cash, beginning of period	29,776	52,394
Cash, end of period	$ 18,518	$ 6,316

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ (53,232)	$ (73,274)

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services rendered	$ 627,200	$ -
Prepaid expense received in conjuction with reverse merger	$ 5,667	$ -
Assumption of liabilities – Accounts payable	$ -	$ 34,829
Capital contribution – Advertising services	$ -	$ 3,250,000

(7)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
AS OF SEPTEMBER 30, 2011 (UNAUDITED)

	Common stock		Additional Paid in	Additional Paid in Capital -	Retained	Total Stockholders'	Non-Controlling
	Shares	Amount	Capital	Warrants	Deficit	Equity	Interests	Total

Balance, January 1, 2010	-	$ -	$ -	$ -	$ (438,734)	$ (438,734)	$ -	$ (438,734)

Capital contributions	-	-	-	-	-	-	3,645,500	3,645,500

Deemed distribution for liabilities transferred in	-	-	-	-	(197,138)	(197,138)	-	(197,138)

Net loss for the period ended December 31, 2010	-	-	-	-	(420,819)	(420,819)	(2,173,112)	(2,593,931)

Balance, December 31, 2010	-	-	-	-	(1,056,691)	(1,056,691)	1,472,388	415,697

Capital contributions	-	-	-	-	-	-	199,800	199,800

Equity assumed in conjuction with reverse merger	4,914,500	4,915	44,984	15,768	-	65,667	-	65,667

Common stock issued in conjuction with reverse merger	17,440,000	17,440	(1,172,265)	-	-	(1,154,825)	-	(1,154,825)

Common stock and warrants issued for $0.50 per share	500,000	500	178,354	71,146	-	250,000	-	250,000

Common stock and warrants issued for $1.00 per share	20,000	20	15,006	4,974	-	20,000	-	20,000

Common stock issued for services rendered	1,723,391	1,723	1,780,302	-	-	1,782,025	-	1,782,025

Net loss for the period ended September 30, 2011	-	-	-	-	(868,015)	(868,015)	(1,736,403)	(2,604,418)

Balance, September 30, 2011	24,597,891	$ 24,598	$ 846,381	$ 91,888	$ (1,924,706)	$ (961,839)	$ (64,215)	$ (1,026,054)

(8)

PANACHE BEVERAGE, INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2011 AND 2010

PAGE

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	5

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6

Consolidated Statement of Equity (Deficit) as of September 30, 2011 (unaudited)	8

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	10-15

(9)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

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

On August 19, 2011, the Company completed a stock exchange transaction with Panache LLC (“Panache”).  Panache was organized as a limited liability company in the State of New York on February 9, 2010. Panache is an alcoholic beverage company specializing in development, global sales and marketing of spirits brands, and currently owns 65.5% ownership of Wodka LLC (“Wodka”), a New York Limited Liability Company organized on August 14, 2009. Upon its organization, Panache assumed ownership of Wodka from a related party. Wodka imports vodka under the brand name Wodka for wholesale distribution to retailers located throughout the United States and internationally.

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

Basis of consolidation

The consolidated financial statements include the accounts of Panache Beverage, Inc., Panache LLC and Wodka LLC (collectively, the “Company”). All material intercompany transactions have been eliminated.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for a full year.

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. The financial statements of the Company are presented in US dollars.

Accounting basis

The Company uses the accrual basis of accounting and generally accepted accounting principles in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year end.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, loans payable – related parties, consulting fees payable – related party, accrued interest, and other current liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash equivalents

Cash equivalents include bank demand deposits and all highly liquid investments with original maturities of three months or less.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. We evaluate the collectability of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance to reduce the net recognized receivable to the amount we believe will be collected. We write off the uncollectible amount against the allowance when we have exhausted our collection efforts.

Inventory

Inventory, consisting entirely of finished goods, is stated at the lower of cost or market, with cost determined by the first-in, first-out method. Inventory consists of cases of bottled vodka.

Property and equipment

Property and equipment are stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment 3 years

Vehicles 5 years

Depreciation expense was $666 and $94 for the nine months ended September 30, 2011 and 2010, respectively. Depreciation expense was $248 and $94 for the three months ended September 30, 2011 and 2010, respectively.

(10)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income taxes

Income taxes are provided in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. No provision for income taxes has been made for the nine and three months ended September 30, 2011 and 2010 due to the company’s loss position. The Company has fully reserved its deferred tax assets due to the uncertainty of the Company’s ability to generate net income in the future.

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped. Some sales contracts contain customer acceptance provisions that grant a right of return. Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled. Customers may also return any product that does not comply with all applicable laws and regulations. We record revenue net of the estimated cost of sales returns and allowances. Gross revenue was reduced due to sales returns and allowances by $16,142 and $26,565 during the nine months ended September 30, 2011 and 2010, respectively. Gross revenue was reduced due to sales returns and allowances by $65 and $984 during the three months ended September 30, 2011 and 2010, respectively.

Sales discounts are recorded as a reduction of revenues and totaled $57,369 and $1,162 for the nine months ended September 30, 2011 and 2010, respectively. Sales discounts were $20,911 and $136 for the three months ended September 30, 2011 and September 30, 2010.

From time to time the Company provides incentives to its customers in the form of free product. The costs associated with producing this product is included as an expense in costs of goods sold. No revenue is recognized with respect to such product giveaways. The Company gave away $2,108 and $5,400 of products during the nine months ended September 30, 2011 and 2010, respectively, and $615 and $0 during the three months ended September 30, 2011 and 2010, respectively.

Excise taxes

Our sales are subject to excise taxes, which we collect from our customers and remit to governmental authorities. We present these taxes on a net basis in the consolidated statement of operations.

Advertising

Advertising costs are expensed as incurred and aggregated $1,429,232 and $868,782 for the nine months ended September 30, 2011 and 2010, respectively. Advertising expense was $426,987 and $716,708 for the three months ended September 30, 2011 and 2010, respectively. Per the transaction described in Note 3 – Prepaid Expenses, the Company recognized advertising expense provided by a related party of

Advertising (continued)

$1,251,539 and $776,413 for the nine months ended September 30, 2011 and 2010, respectively, and $345,885 and 667,266 for the three months ended September 30, 2011 and 2010, respectively.

Shipping and handling

Shipping and handling charges billed to customers are included in revenue. The costs of shipping and handling are included in cost of goods sold.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

NOTE 2 – ACCOUNTS RECEIVABLE

The Company grants customers standard credit terms as governed by the terms specified in the contracts. Our major customers receive payment credit terms that range between 60 and 65 days.

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management review of outstanding balances, no allowance for doubtful accounts was recorded as of September 30, 2011 and December 31, 2010.

Bad debt expense was $2,026 and $729 for the nine months ended September 30, 2011 and 2010, respectively, and $0 for the three months ended September 30, 2011 and 2010.

NOTE 3 – PREPAID EXPENSES

On August 9, 2010, Wodka entered into a membership interest purchase agreement with a third party whereby Wodka issued a 28% membership interest in Wodka to the third party. In exchange for the 28% membership interest, the third party is to provide Wodka with access to its out of home media space valued at $3,000,000 during a two year period and, further, is to incur up to an additional $250,000 of production and installment costs on behalf of Wodka.

Upon consummation of the transaction, Wodka recorded paid in capital and prepaid advertising of $3,250,000. The Company valued the access to out of home media space and the paid in capital by

(11)

NOTE 3 – PREPAID EXPENSES – (Continued)

analyzing the third-party’s prevailing rates and expected realization for the out of home media space. These rates represent market rates for the advertising provided by the third party.

The Company amortizes the prepaid advertising to advertising and marketing expense as the out of home media space is used by the Company and the third party’s obligation is met. Advertising expense of $1,251,539 and $776,413 has been recognized in relation to this transaction for the nine months ended September 30, 2011 and 2010 and is included in advertising and marketing expense. Advertising expense of $345,885 and $667,266 has been recognized in relation to this transaction for the three months ended September 30, 2011 and 2010. Prepaid advertising related to this agreement of $82,540 and $1,334,079 is recorded as prepaid expenses in the balance sheet as of September 30, 2011 and December 31, 2010, respectively.

On September 2, 2011, the Company entered into an agreement with a consultant, Wall Street Resources, Inc., whereby the Company issued common stock in exchange for consulting services to be provided over the following year. The Company valued both the common stock and the consulting services at $102,000. The Company recognized $8,500 of professional fee expense for both the three and nine months ended September 30, 2011 in relation to this agreement. Prepaid expenses relating to this agreement were $93,500 as of September 30, 2011.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Computer equipment	$ 1,981	$ 1,981
Vehicles	1,659	-
Less: Accumulated depreciation	(924)	(258)
Net property and equipment	$ 2,716	$ 1,723

NOTE 5 – FACTORING AGREEMENT

On June 10, 2011, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 70% of the net amount of eligible accounts receivable up to a maximum of $1,000,000. On September 22, 2011, the factor increased the advance to 75% of eligible accounts receivable. The factor's purchase of the eligible accounts receivable will be at a discounted fee which is deducted from the face value of each collection. The Discount Fee, is based on the number of days outstanding from the date of purchase. The Discount Fee will be; 2.50% if paid within 40 days, 3.34% if paid within 50 days, 4.18% if paid within 60 days, 5.00% if paid within 60 days, 5.84% if paid within 70 days, 6.68% if paid within 80 days, 7.50% if paid within 90 days and 2.0% for each 15 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

NOTE 6 – NOTES PAYABLE

The balance due to the factor as of September 30, 2011, was $184,639. Factor expense charged to operations for the nine and three months ended September 30, 2011, amounted to $20,428 and $16,583, respectively.

On August 16, 2011, the Company borrowed $32,716 from Natwest Finance Limited at an interest rate of 24% per annum. The Company repaid this loan in full on October 4, 2011.

On March 30, 2011, the Company borrowed $150,000 from an unrelated third party at an interest rate of 26% per annum. The loan was repaid in installments with the final installment paid on July 29, 2011.

On February 7, 2011, the Company borrowed $70,000 from an unrelated third party at an interest rate of 24% per annum. The loan was repaid in installments with the final installment paid on May 7, 2011.

On December 23, 2010, the Company borrowed NZD 100,000 from Natwest Finance Limited at an interest rate of 24% per annum and due in February 2011 with an extension option to March 2011. Based on the prevailing foreign exchange rates on the date of the loan, the Company recorded a loan payable of $74,660. Due to fluctuations in the foreign exchange rate, the balance of the loan was $78,030 as of December 30, 2010. The Company repaid the loan in full in March 2011.

The Company assumed a promissory note agreement with an individual lender in the amount of $35,000 at an annual interest rate of 12%, due upon the mutual agreement of the parties, and is collateralized by substantially all of the Company’s assets. The loan was transferred to Wodka from a related entity as a deemed distribution in 2009. The balance of this loan was $9,188 and $15,107 as of September 30, 2011 and December 31, 2010.

NOTE 7 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of September 30, 2011 and December 31, 2010. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

The Company had additional loans payable to related parties totaling $142,212 and $77,298 at September 30, 2011 and December 31 2010, respectively. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds of the loans were used to fund operations.

(12)

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Commissions payable	$ 191,778	$ 191,778
Excise taxes payable	124,214	141,684
Accrued expenses and other liabilities	11,461
Total other current liabilities	$ 327,453	$ 333,462

NOTE 9 – LONG TERM DEBT

The Company assumed an unsecured promissory note agreement with an individual lender in the amount of $128,500 at an annual interest rate of 24%, due upon the mutual agreement of the parties. The loan was transferred into Wodka from a related entity as a deemed distribution. The Company borrowed an additional $55,000 from this individual lender under the same terms. The additional proceeds were used to fund operations. The balance of this loan was $183,500 as of September 30, 2011 and December 31, 2010. The loan is personally guaranteed by a related party.

NOTE 10 – RELATED PARTY TRANSACTIONS

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of September 30, 2011 and December 31, 2010.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $142,212 and $77,298 at September 30, 2011 and December 31, 2010, and are unsecured and non-interest bearing with no stated payment terms.

The Company owes consulting fees totaling $159 and $52,751, at September 30, 2011 and December 31, 2010, respectively, to a member under a consulting agreement dated October 1, 2009. Consulting fee expense related to this agreement totaled $90,000 and $45,800 for the nine months ended September 30, 2011 and 2010, respectively. Consulting fee expense related to this agreement totaled $30,000 and $45,800 for the three months ended September 30, 2011 and 2010, respectively.

As noted above in Note 3 – Prepaid Expenses, Wodka entered into a membership interest purchase agreement with a third party whereby Wodka issued a 28% membership interest in Wodka to the third party. In exchange for the 28% membership interest, the third party is to provide Wodka with access to its out of home media space valued at $3,000,000 during a two year period and, further, is to incur up to an additional $250,000 of production and installment costs on behalf of Wodka. Upon receiving the 28% membership interest, the third party became a related party to Wodka and the Company.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On August 19, 2011, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc., a related party, for business advisory services. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date. Accordingly, the Company recognized professional fee expense of $525,200 during the nine and three months ended September 30, 2011.

The Company has a pending settlement with Incubrands Spirits Group (“Incubrands”) in connection with an equity agreement (the “Agreement”), dated April 30, 2007. Pursuant to the Agreement, Incubrands claimed commission fees of $191,778 incurred during the agreement period with a predecessor of the Company. Panache assumed this liability upon Panache’s creation in February 2010 and recorded $162,309 as a deemed distribution, since the liability was transferred from a related entity. The balance as of September 30, 2011 and December 31, 2010 was $191,778.

The Company rents furnished office space on a month-to-month basis. Rent expense was $8,825 and $6,600 for the nine months ended September 30, 2011 and 2010, respectively, and $3,000 and $2,475 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

In the third quarter of 2011, the Company issued 460,000 shares of commons stock and 1,020,000 stock warrants for cash proceeds of $270,000. The Company used the Black Scholes model to bifurcate the value of the stock warrants from the common stock. The following weighted average assumptions were used in the Black Scholes calculation:

Risk free rate	0.1%
Expected dividend yield	0.0%
Expected volatility	58%
Expected life of options	0.73 years
Exercise price	$1.25
Stock price on issuance date	$1.22

Based on this calculation, the Company determined the value of the common stock was $193,880 and the value of the stock warrants was $76,120 at issuance. As of September 30, 2011, no warrants have been exercised and all 1,020,000 warrants remained outstanding.

On August 19, 2011, the Company issued 1,143,391 shares of common stock to Columbus Partners LLC for business advisory services in connection with the reverse merger. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date. Accordingly, the Company recognized these costs of $1,154,825 as stock issuance costs in connection with the reverse merger.

On August 19, 2011, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc., a related party, for business advisory services. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date. Accordingly, the Company recognized professional fee expense of $525,200 during the nine and three months ended September 30, 2011.

On September 2, 2011, the Company entered into an agreement with a consultant, Wall Street Resources, Inc., whereby the Company issued 60,000 shares of common stock in exchange for consulting services to

(13)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

be provided over the following year. The Company valued both the common stock and the consulting services at $102,000 the closing price of the common stock on the issuance date. The Company recognized $8,500 of professional fee expense for both the three and nine months ended September 30, 2011 in relation to this agreement. Prepaid expenses relating to this agreement were $93,500 as of September 30, 2011.

On August 9, 2010, Wodka entered into a membership interest purchase agreement with an unrelated third party whereby Wodka issued a 28% membership interest in Wodka to the third party. In exchange for the 28% membership interest, the third party is to provide Wodka with access to its out of home media space valued at $3,000,000 during a two year period and, further, is to incur up to an additional $250,000 of production and installment costs on behalf of Wodka. Upon consummation of the transaction, Wodka recorded contributed capital and prepaid advertising of $3,250,000.

Through the first nine months of 2011, Wodka LLC sold membership interests totaling 1.5% to two unrelated third parties. Proceeds of $199,800 have been recorded as contributed capital. Through the first nine months of 2010, Wodka LLC sold membership interests totaling 4.5% to six unrelated third parties. Proceeds of $340,500 have been recorded as contributed capital.

NOTE 13 – NON-CONTROLLING INTERESTS

As of September 30, 2011 and December 31, 2010, the non-controlling interests balance was $(64,215) and $1,472,388, respectively, due to minority members owning 34.5% of the membership interests of Wodka.

Profits and losses are allocated to the members of Wodka in accordance with Wodka’s Limited Liability Company Agreement (the “Agreement”). Profits are allocated first to members in the amounts and proportions necessary to bring the members’ respective capital account balances in proportion to their percentage ownership interests and thereafter to the members pro rata in accordance with their percentage ownership interests. The Agreement allocates losses first to the members in an amount equal to the positive balances in their Capital Accounts until the balances in such accounts are reduced to zero and thereafter to the members pro rata in accordance with their respective percentage ownerships interests.

For the nine months ended September 30, 2011 and 2010, $75,562 and $420,688, respectively, of Wodka’s net loss was allocated to Panache and $1,736,403 and $829,955, respectively, was allocated to noncontrolling interests. For the three months ended September 30, 2011 and 2010, $75,562 and $325,526, respectively, of Wodka’s net loss was allocated to Panache and $515,378 and $544,481, respectively, was allocated to noncontrolling interests.

NOTE 14 – CONCENTRATIONS AND RISK

Major customers

The Company had one customer representing approximately 80% of revenues for the nine months ended September 30, 2011. These customers represented approximately 80% of the receivables outstanding as of September 30, 2011.

Major customers - (Continued)

The Company had two customers representing approximately 90% of revenues for the period ended September 30, 2010. These customers represented approximately 80% of the receivables outstanding as of September 30, 2010.

Major suppliers

The Company had one supplier represent approximately 63% of purchases for the nine months ended September 30, 2011. These suppliers represented approximately 59% of the payables outstanding as of September 30, 2011.

The Company had four suppliers representing approximately 100% of purchases for the nine months ended September 30, 2010. These suppliers represented approximately 21% of the payables outstanding as of September 30, 2010.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with commercial banking institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation’s insurance limit. From time to time the Company may also hold cash in accounts with foreign financial institutions. The Company regularly assesses the risk associated with its foreign cash portfolio. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(14)

NOTE 15 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three and nine months ended September 30, 2011, respectively.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to Panache Beverage, Inc.	$ (838,628)	$ (321,011)	$ (868,015)	$ (310,631)

Denominator:
Weighted average shares outstanding	24,464,170	N/A	24,464,170	N/A

Basic net loss per share	$ (0.03)	N/A	$ (0.04)	N/A

NOTE 16 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2011, the Company had an accumulated deficit of $1,026,054. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 4, 2012, the date on which these financial statements were available to be issued.

(15)

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

History

As used herein the terms "We", the "Company", "Panache", the "Registrant," or the "Issuer" refers to Panache Beverage Inc., its subsidiaries and predecessors, unless indicated otherwise. We were incorporated in the State of Florida on December 28, 2004 under the name Biometrix International Inc. On May 30, 2007, we changed our name to BMX Development Corp. On September 6, 2011, we filed an Articles of Amendment to the Articles of Incorporation with the Florida Secretary of State to change our name to Panache Beverage Inc. and believed the new name would more accurately reflect our business operations after a stock exchange transaction with Panache LLC, a New York Limited Liability Company.

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

Business Description of the Company

We began operating as a services provider regarding motor cycle repair and maintenance for customers located in and around the Charlotte, North Carolina area. Subsequent to the stock exchange transaction, we have continued operations of Panache, an alcoholic beverage company specializing in development, global sales and marketing of spirits brands, and are no longer engaged in the business of motor cycle repair services.

Panache was formed in November 2004 by James Dale as the import company of record for the premium vodka, 42 BELOW NZ. At that time, 42 BELOW was a publically traded company but lacked traction in the most important liquor markets in the world, including the United States. Panache provided the marketing solution for 42 BELOW, and it became a brand available in 19 strategically selected states and was over-performing in top tier image accounts a year later. By mid-2005 42 BELOW was a major player in the business and was being noticed in the United States by major suppliers.

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

Today, Panache has developed a unique set of wholesale and retail relationships as well as sales and marketing infrastructure and proprietary partnerships that enable it to develop, roll out and exit its brands.

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

(16)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues

Revenues were $433,979 and $1,265,671 for the three and nine months ended September 30, 2011, respectively. Revenue increased by $341,442 or 369%, and by $590,274 or 87%, compared to revenues of $92,537 and $675,397 for the same periods ended September 30, 2010, respectively. We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales returns and allowances by $16,142 and $26,565 during the nine months ended September 30, 2011 and 2010, respectively. Gross revenue was reduced due to sales returns and allowances by $65 and $984 during the three months ended September 30, 2011 and 2010, respectively.

The increase in revenues during the three and nine months ended September 30, 2011 compared to the same periods in 2010 was due primarily to implementing our marketing strategies successfully in New York State. Different from traditional spirits wholesalers, we have developed a unique set of wholesale and retail relationships as well as sales and marketing infrastructure and proprietary partnerships that enable it to develop, roll out and exit its brands. We hold a ‘build and exit’ business mentality – our expertise lies in the strategic development and early growth of our brands establishing our assets as viable acquisition candidates for the major global spirits companies including Diageo, Bacardi, Future Brands, Pernod Ricard and Moet Hennessey. Our goal is to sell brands individually as they mature while continuing to pipeline new brands in to our portfolio.

We expect sales to increase during 2012 as we have generated sales of $800,000 since the end of the third quarter of 2011. In addition, we believe our customer base will be developed through extending the marketing and sales strategy from New York State to other key regions throughout the US. Unlike traditional growth plans, we must maintain our current marketing philosophy and avoid scaling the business through traditional block and tackle methods employed by the major spirits companies.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor would be examples of cost of goods sold items. Cost of goods sold was $357,304, or approximately 82% of revenue, and $1,004,756, or approximately 79% of revenue, during the three and nine months ended September 30, 2011, respectively. Comparatively, cost of goods sold was $65,592, or approximately 71% of revenue, and $413,667, or approximately 61% of revenue, during the three and nine months ended September 30, 2010, respectively.

The increase in cost of goods sold during the three and nine months ended September 30, 2011 was attributable to the increase in revenues during the periods as discussed above. Cost of goods sold as a percentage of revenue increased because in 2011 we sold less Alchemia products, which had higher profit margin. In addition distillery costs increased in 2011 which were not effectively shifted to customers at that time. However, our product prices have increased since August 1, 2011 and will continue to increase, driving our profit margin higher in the future. The gross margin of distilled spirits products typically ranges between 30-50%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Expenses

Operating expenses for the three and nine months ended September 30, 2011 were $1,442,269 and $2,809,753, respectively, compared to $876,444 and $1,360,082 for the same periods ended September 30, 2010, respectively. The increase in operating expenses during the nine months ended September 30, 2011 was attributable to an increase in non-cash advertising expenses of $475,126 due to an agreement where a non-controlling interest in Wodka LLC was exchanged for advertising services. This agreement went into effect during the third quarter of 2010. The increase in the expense is due to the agreement being in effect for the entire 2011 period. The increase in operating expenses during the three months ended September 30, 2011 was attributable to non-cash consulting expenses of $533,700 incurred in the third quarter of 2011. The non-cash consulting expenses were the result of issuing shares of common stock for consulting services.

Net Income / (Loss)

The Company’s net loss for stockholders was $838,628 and $868,015 for the three and nine months ended September 30, 2011, respectively. The net loss increased $517,617, or 161%, and by $557,384, or 179%, compared to net losses of $321,011 and $310,631 for the three and nine months ended September 30, 2010, respectively. The increase in the net loss during the three and nine months ended September 30, 2011 was attributable to non-cash consulting expenses of $533,700 incurred in the third quarter of 2011, which were the result of issuing shares of common stock for consulting services.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

(17)

Liquidity and Capital Resources

Cash flows used in operating activities were $765,749 and $398,285 for the nine months ended September 30, 2011 and 2010, respectively. Negative cash flows from operations for the nine months ended September 30, 2011 were due primarily to the net loss of $868,015, plus the loss allocated to non-controlling interests of $1,723,981 offset by non-cash advertising and consulting expenses of $1,878,739. Negative cash flows from operations for the nine months ended September 30, 2010 were due primarily to the net loss of $310,631, plus the loss allocated to non-controlling interest of $829,955 offset by non-cash advertising expense of $776,413.

Cash flows used in investing activities in both 2011 and 2010 were due to the purchase of equipment.

Cash flows provided by financing activities were $756,151 and $353,884 during the nine months ended September 30, 2011 and 2010, respectively. Positive cash flows from financing activities during the nine months ended September 30, 2011 were due primarily to proceeds of $270,000 from sales of common stock. Positive cash flows also resulted from contributions from non-controlling interests to consolidated subsidiaries of $199,800 and proceeds of $184,639 from factoring accounts receivable. Positive cash flows from financing activities during the nine months ended September 30, 2010 were due primarily to contributions from non-controlling interests to consolidated subsidiaries of $340,500.

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

We had cash of $18,518 on hand as of September 30, 2011. Currently, we may not be able to sustain our capital needs because we do not have enough cash to fund our operations for the next six months. This is based on current negative cash flows from operating activities and net losses during the periods. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Demand for the products and services will be dependent on, among other things, market acceptance of our products, our brands’ recognition, distilled spirits market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

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

(18)

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and its Principal Accounting Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of September 30, 2011. Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms. The Certifying Officers have concluded that the Company's disclosure controls and procedures and internal control over financial reporting are ineffective, based in part on the absence of separation of duties with respect to internal financial controls of the Company and the lack of funds to engage staff and accountants to properly reconcile accounts and timely file reports.

The Board of Directors has undertaken to effect the short-term and long-term improvement of our internal control over financial reporting. The Company’s initial focus is to become current in its SEC filings, and the board has engaged the services of a new independent registered public accounting firm which will be auditing our financial statements that are included in the 2011 annual filings. Additionally, the Board of Directors will consider and work with management to devise a remediation program for the currently identified deficiencies within our internal controls over financial reporting and our disclosure controls and procedures.

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

On August 25, 2011, the Board of Directors of the Company approved the issuance of 460,000 shares of the Company’s Common Stock at a price of $.50 per share, in exchange for cash payment of total $230,000. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had nominal trading volume for its stock, and had significant accumulated deficit at the time of issuance. The proceeds from this issuance mitigated the Company’s cash pressure in the short term.

On August 19, 2011, the Company issued 1,143,391 shares of common stock to Columbus Partners LLC for business advisory services in connection with the reverse merger. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date. Accordingly, the Company recognized these costs of $1,154,825 as stock issuance costs in connection with the reverse merger.

On August 19, 2011, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc. for business advisory services. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date. Accordingly, the Company recognized professional fee expense of $525,200 during the nine and three months ended September 30, 2011.

On September 2, 2011, the Company entered into an agreement with a consultant, Wall Street Resources, Inc., whereby the Company issued 60,000 shares of common stock in exchange for consulting services to be provided over the following year. The Company valued both the common stock and the consulting services at $102,000 based on the fair value of the services provided. The Company recognized $8,500 of professional fee expense for both the three and nine months ended September 30, 2011 in relation to this agreement.

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

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the

Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the

Sarbanes-Oxley Act of 2002

(20)

Reports on Form 8-K

1.	On January 13, 2011, we filed a current report on Form 8-K to announce the engagement with Silberstein Ungar, PLLC as our principal independent public accountant to audit our balance sheets as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.

2.	On August 17, 2011, we filed a current report on Form 8-K to announce that we entered into a letter of intent agreement with Panache LLC, a New York Limited Liability Company, James Dale, an individual member and Manager of Panache, and the individual members of Panache whereby a change in control of our company will occur, subject to a due diligence process.

3.	On August 24, 2011, we filed a current report on Form 8-K to announce the completion of the Plan Of Exchange with Panache LLC, the change in control of our company and the changes in our management.

4.	On September 27, 2011, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

5.	On January 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

(21)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: Date: April 4, 2012	By:	/s/ James Dale
James Dale Chief Executive Officer

(22)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002