Form 10-K
period 2011-12-31
Panache Beverage, Inc.
filed 2012-04-16
CIK 1314054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52670

PANACHE BEVERAGE INC.

(Exact name of registrant as specified in its charter)

Florida	38-3855631
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 W. 23rd Street, 2nd Floor New York, NY 10010	10010
(Address of principal executive offices)	(Zip Code)

(347) 436-8383

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the closing price of such common equity on June 30, 2011 was $983,100.

As of March 26, 2012, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 25,377,891.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

(1)

(2)

PART I

Item 1. Business

The Company was incorporated in Florida effective December 28, 2004 and provided motor cycle repair services to customers located in and around the Charlotte, North Carolina area. Subsequent to the Plan of Exchange executed on August 19, 2011, the Company has continued operations of Panache, an alcoholic beverage company specializing in the development and global sales and marketing of spirits brands, and no longer be engaged in the business of motor cycle repair services.

Panache was formed in November 2004 by James Dale as the import company of record for the premium vodka, 42 BELOW NZ. At that time, 42 BELOW was a publicly traded company but lack of traction in the most important liquor markets in the world, including the United States. Panache provided the marketing solution for 42 BELOW, and it became a brand available in 19 strategically selected states and was over-performing in top tier image accounts a year later. By mid-2005 42 BELOW was a major player in the business and was being noticed in the United States by major suppliers.

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

Our Brands

•         Wódka (Vodka), produced by POLMOS Białystok, Poland

•         Alchemia (Vodka) produced by POLMOS Białystok, Poland

•         Alibi (Bourbon), distilled in Kentucky, USA

Our customers

The Company’s customer base will be developed through extending the marketing and sales strategy implemented successfully in New York State to other key regions throughout the U.S. Unlike traditional growth plans, the Company must maintain its current marketing philosophy and avoid scaling the business through traditional block and tackle methods employed by the major spirits companies.

Competition

Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources. While the Company believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

U.S. Alcohol Industry Overview

The alcohol industry in the United States is highly competitive. No major companies dominate; individual states have different laws regulating liquor stores, complicating the ability to form national chains.

Despite larger serving sizes, over the past decade the market shares of beer and wine have decreased, while the share of distilled spirits or hard liquor has risen significantly. Between 1995 and 2006, the market shares of both beer and wine decreased by 5 percent (from 60 to 55 percent for beer and from 12 to 7 percent for wine), while distilled spirits made up the difference, increasing by 10 percent.

Our Competitive Position

The Company portfolio of distilled spirits competes with numerous above premium, premium, low-calorie, popular priced, non-alcoholic, and imported brands. These competing brands are produced by international, national, regional and local brewers. The Company holds a ‘build and exit’ business mentality – its expertise lies in the strategic development and early growth of its brands establishing the Company’s assets as viable acquisition candidates for the major global spirits companies including Diageo, Bacardi, Future Brands, Pernod Ricard and Moet Hennessey. The Company’s goal is to sell brands individually as they mature while continuing to pipeline new brands in to the Company’s portfolio.

The Company’s products also compete with other alcohol beverages, including beer and wine, and thus their competitive position is affected by consumer preferences between and among these other categories.

(3)

Growth Strategy

Overview/General Strategy

Maintain and Disseminate Core Marketing Principles

Avoid becoming a traditional brand at all costs – as we grow, maintain the core principles that have made Wodka a real consumer brand.

Be a Movement

•  Personalize and localize the brand – must have a human face

•  Stand for something that people can get behind

•  Champion the common man

•  Create an environment where discovery happens

•  Influence the few who influence the rest

•  Always utilize the power of the free press

Stay on Message

• The simplicity of our message has been key to our success, ensure we stay on message at all times

°   Great Vodka, Priced Right – Premium Vodka without the Premium Price

Remain Aloof

• Develop the brand and its marketing in a vacuum – do not react to outside influences or trends

• Develop the brand and speak about the brand as if we were doing it for fun, not a business

•DO NOT MARKET AT PEOPLE – DO NOT TELL PEOPLE WHAT TO DO OR WHAT TO THINK

Create a Conversation

• Everything we do must be a conversation starter

• Don’t be afraid to make people question what Wodka is doing, confusion is ok

Always Remember Glee

• Gay yes, but we can’t be afraid to be who we are and be proud of it

• We’re quirky and different – our packaging isn’t fancy and sometime people don’t understand us – that’s what makes us beautiful – sort of like the ugly girl in school

National Marketing Strategies

Focus our national strategies on the channels which are most synonymous with movement marketing to develop affinity and create scalable discovery of the brand at a national level. These three areas will be the overlay to everything Wodka does and will be managed at the national level, ensuring that all local/regional tactics are leveraged up through PR and social media.

Influencer Marketing

•  The strategy of focusing on fewer people who, in turn, have influence over a broader mass audience – rather than focusing directly from the brand to the mass market. Panache has successfully employed this strategy since launch through targeting image accounts on premise (atypical for value vodka), focusing on PR, focusing social media efforts on the industry bloggers rather than consumers, etc.

Social Media

• More and more social media is used by larger companies as an alternative to advertising; these companies are creating programs and measuring social media numerically (how many fans, likes, followers, etc.) which is not necessarily an indication of the success social media is having.

•  Wodka is focused on generating true engagement through social media and using that engagement to push out the influencer media strategy. (discuss/reference fledgling Facebook strategy, blogger strategy, influencer strategy, etc.)

• MUST MAINTAIN GRASSROOTS, ORGANIC APPROACH

PR

• Utilize the power of the free media to scale and lend credible endorsement to the brand’s positioning, quality and existence – continue to generate business and trade media while focusing more on consumer media. With additional funding the big focus will be to secure hyper-local media coverage by leveraging the new marketing tactics rolled out regionally

OOH

• Continue the use of out of home (“OOH”) advertising beyond just Van Wagner’s assets – the approach sync’s well with our grassroots approach and philosophy of using the medium beyond traditional awareness/branding and as a hook for social media and pr.

(4)

Marketing Strategy by Region

Overview

Below is a brief outline of the tactical approach we’d employ by focus region – based on what works best for that region and where we believe marketing needs to support sales. All regions will use PR, social media and influencer marketing in addition to what is listed below.

United States – Major States

California

• Localized focus dividing up CA in to 7 regions (SD, OC, LA, Valley, Beaches, SF, East Bay)

•  Localized OOH

•  Strategic partnerships/endorsements with radio DJs

•  Grocery chain support as built in to deals

•  Event marketing

Texas

•  Refine Wodka message for Texas market – must regionalize the brand to appeal to the Texas mind-set

•  OOH in key markets

•  Local print

Florida

•  Florida broken up in to S. Florida and “Rest of State”

•  Focus S. Florida efforts on Miami via event marketing

•  Focus ROS on OOH and out of the box regional sponsorships with integrated media attached

•  Grocery chain support as built in to deals

NY/NJ

• Continuation of OOH efforts in NY

•  Event marketing

United States – Regions

Focus on securing low resource out of the box sponsorship opportunities in key regional, second tier markets. Opportunities must be fully integrated and provide Wodka with the ability to generate scale via PR, social media, etc. Focus markets by region include:

West

• Arizona, Nevada, Colorado

Midwest

• Illinois, Missouri, Ohio

East

•  Connecticut, Massachusetts, Maryland, Pennsylvania

Southeast

• Georgia, North Carolina

United States – College Vertical

Wodka is uniquely positioned to succeed in a college vertical because:

•  Price point

•  Irreverent positioning

•  “Permission” to market at an audience major spirits companies shy away (while staying within legal guidelines)

•  Relationships and leverage generated from MMG’s position in nightlife

Focus on LDA consumers in high density college markets (where the college is the city) in three major conferences:

•  Big 10, SEC, Big 12

Employ a grassroots takeover strategy in these markets through integrating the following tactics:

•  Local ambassadors

•  Focused sales efforts on and off-premise

•  Guerrilla marketing/street teams

•  PR and social media

(5)

Item 1A. Risk Factors

An investment in our common stock being offered for resale by the selling shareholders is very risky. You should carefully consider the risk factors described below, together with all other information in this report before making an investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.

In most of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than Panache, and are more diverse in terms of their geographies and brand portfolios. In all of the markets in which Panache operates, aggressive marketing strategies by these competitors could adversely affect our financial results. Moreover, each of our major markets is premature.

Our success as an enterprise depends largely on the success of relatively few products in several markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results.

Our Wódka brand in the market represented more than half of our sales in 2011. Consequently, any material shift in consumer preferences away from our brands, or from the categories in which they compete, could have a material adverse effect on our business.

We rely on a small number of suppliers to obtain our products. The inability to renew the exclusive contracts with our suppliers could unfavorably affect our ability to continue our business.

Our goal is to sell brands individually as they mature while continuing to pipeline new brands in to our portfolio. Our expertise lies in the strategic development and early growth of our brands establishing our assets as viable acquisition candidates for the major global spirits companies. The inability to obtain new brands or to renew the existing brands before they mature could have a material adverse effect on our business.

Termination of one or more distribution agreements could have a material adverse effect on our business.

We distribute products of other distilled spirits companies through various joint ventures, licensing, distribution or other arrangements. The loss of one or more of these arrangements, as a result of industry consolidation or otherwise, could have a material adverse effect on the business and financial results of operations.

Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.

Our business is highly regulated by federal, state, provincial, and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations, and other matters. These laws and regulations are subject to frequent re-evaluation and political debate. Failure to comply with existing laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition, and results of operations. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized on a global basis, seeking to impose regulations to curtail substantially the consumption of alcohol, including distilled spirits, in developed and developing markets. To the extent such views gain traction in national regulations where we do or plan to do business, they could have a material adverse impact on our business and results of operations.

(6)

Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Polish Zloty (“ PLN” ) .

Our products are primarily imported from Poland, the fluctuation of exchange rate between PLN and U.S. Dollars ("USD") will affect, perhaps adversely, the cost of goods sold in our financial statements, even if their cost in local currency value has not changed. To the extent that we fail to adequately manage these risks due to exchange rate, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely impacted.

Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our operating results.

The supply and price of the raw materials and commodities, such as ryes and water, can be affected by a number of factors beyond our control, including market demand, global geopolitical events, frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases, and theft. To the extent any of the foregoing factors affect the prices of ingredients, our cost of goods sold could be materially and adversely impacted.

The success of our business relies heavily on brand image, reputation, and product quality.

It is important we have the ability to maintain and increase the image and reputation of our existing products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our products. Deterioration to our brand equity may have a material effect on our business and financial results.

Changes to the regulation of the distribution systems for our products could adversely impact our business.

In the U.S. market, there is a three-tier distribution system that has historically applied to the distribution of our products. That system is increasingly subject to the legal challenges on the basis that it allegedly interferes with interstate commerce. To the extent that such challenges are successful and require changes to the three-tier system, such changes could have a materially adverse impact on Panache.

Changes in various supply chain standards or agreements could adversely impact our business.

Our business includes various joint venture and industry agreements which standardize parts of the supply chain system. Examples include warehousing and customer delivery systems organized under joint venture agreements with our suppliers. Any change in these agreements could have a material adverse impact on our business.

Climate change and water availability may negatively affect our business.

There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While cooler weather has historically been associated with increased sales of distilled spirits, changing weather patterns could result in decreased agricultural productivity in certain regions which may limit availability or increase the cost of key agricultural commodities, such as ryes and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term, material adverse impact on our business and results of operations. There are also water availability risks. Climate change may cause water scarcity and a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.

We are highly dependent on independent retailers in the United States to sell our products, with no assurance that these retailers will effectively sell our products.

We sell all of our products in the United States to retail outlets and the regulatory environment of many states makes it very difficult to expand our sales channel. Consequently, if we are not allowed or are unable to replace unproductive or inefficient retailers, our business, financial position, and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.

We will need to obtain additional debt and equity financing to complete subsequent stages of our business plan, including the funds required to expand our businesses.

We presently have limited operating capital. Current revenue is only sufficient to maintain our presence in the market. To meet future capital requirements necessary for the expansion of our business, we may issue additional securities in the future with rights, terms and preferences designated by our Board of Directors, without a vote of stockholders, which could adversely affect stockholder rights. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to our currently outstanding shares. There is no assurance that such financing will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to implement our business strategy and will have a material adverse effect on our revenues and net income.

(7)

Our future success is dependent on our existing key employees and hiring and assimilating new key employees; our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

Our success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, logistics and sales personnel. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them if they leave the Company. The loss of the services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any specific acquisition, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

—	the difficulty of integrating acquired products, services or operations;

—	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

—	the difficulty of incorporating acquired rights or products into our existing business;

—	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

—	difficulties in maintaining uniform standards, controls, procedures and policies;

—	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

—	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

—	the effect of any government regulations which relate to the business acquired;

—	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

(8)

Risks Related to Ownership of our Common Stock

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

—	announcements of technological or competitive developments;
—	actual or anticipated fluctuations in our quarterly operating results;
—	changes in financial estimates by securities research analysts;
—	changes in the economic performance or market valuations of our competitors;
—	additions or departures of our executive officers or other key personnel;
—	release or expiration of lock-up or other transfer restrictions on our outstanding common stock; and
—	sales or perceived sales of additional shares of our common stock.

In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our common stock is currently quoted on the OTC Markets OTCQB under the symbol “WDKA”. To date, however, trading activity in our common stock has been extremely limited. There is no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the securities.

Our common stock is quoted on the OTC Markets OTCQB under the symbol “WDKA”. To date, however, trading activity in our common stock has been extremely limited. There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the securities. An investment in our common stock may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

Our common stock, if sold to investors in the United States may be considered "restricted securities", in which case the Securities may need to be sold in compliance with Rule 144, when and if it is available pursuant to the Securities Act of 1933. Rule 144 provides, in essence, that non-affiliate holders of restricted securities, after holding restricted securities for six months, may make unlimited resales in broker/market maker transactions provided that current public information is available. There can be no assurance that a public market for the common stock will be present, or that Rule 144 will be available at the time an investor may wish to sell any shares purchased. Investors must be prepared to accept the fact that their investment is of a long-term nature and may not be readily liquidated.

There can be no assurance that that the conditions necessary to permit sales under Rule 144 will ever be satisfied. Moreover, there can be no assurance that any liquid market for our common stock will develop, or that, if a market develops, it will be sustained.

Our Common Stock will not be eligible for sale under Rule 144 until the lapse of one year from the date that Form 10 information is filed with the Commission pursuant to this Form 8-K/A. Such ineligibility of our common stock for sale under Rule 144 will make it more difficult for holders of restricted shares to resell them, and will generally render the market for our shares less liquid, unless the Registrant undertakes a registered public offering or other registered transaction.

Pursuant to Rule 144(i) under the Securities Act of 1933, as amended, since the Registrant was a shell company prior to the acquisition of Panache LLC, Rule 144 is not available for the sale of the Registrant’s securities until one year has elapsed from the date that the Registrant has filed Form 10 information concerning Panache LLC with the Commission. The Registrant recently filed Form 10 information with the Commission in the form of a Form 8-K/A.

Such ineligibility of our common stock for sale under Rule 144 will make it more difficult for holders of restricted shares to resell them, and will generally render the market for our shares less liquid, unless the Registrant were to engage in a registered public offering or other registered transaction.

(9)

If we issue shares of preferred stock, your investment could be diluted or subordinated to the rights of the holders of preferred stock.

Our Board of Directors is authorized by our Certificate of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our Board of Directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our Board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our Board of Directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules. Any issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock, the conversion of preferred stock into our common stock, or the conversion of convertible notes into our common stock, may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

We anticipate that we will issue significant number of shares of our common stock, preferred stock convertible into shares of our common stock, and convertible notes that may be converted into our common stock in connection with various financings and the repayment of debt. All of these issuances are under negotiation and may be at prices significantly below the market price. The additional shares of our common stock issued and to be issued in the future upon the conversion of debt could cause the market price of our common stock to decline, and could have an adverse effect on our earnings per share if and when we become profitable. In addition, future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future on shares of our common stock. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

Our principal stockholder controls our business affairs, so you will have little or no participation in our business affairs.

Our current management beneficially owns over 50% of our outstanding common stock and will have full control over the affairs of the Company. The security holder will be able to continue to elect over a majority of our directors and to determine the outcome of the corporate actions requiring shareholder approval, regardless of how additional security holders of the Company may vote. The investors will have no ability to influence corporate actions.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our common shares may be deemed to be "penny stock" as that term is defined in Regulation Section "240.3a51-1" of the Securities and Exchange Commission (the "SEC"). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section "15(g)" of the United States Securities Exchange Act of 1934, as amended, and Regulation Section "240.15g(c)2" of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".

(10)

Moreover, Regulation Section "240.15g-9" of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Security holders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer
(ii)	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases
(iii)	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons
(iv)	excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers
(iv)	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to a forward-looking statement does not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The issuance of any of our equity securities pursuant to any equity compensation plans we intend to adopt may dilute the value of existing stockholders and may affect the market price of our stock.

In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under any equity based compensation plan we intend to adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

Item 1B. Unresolved Staff Comments

This item is not applicable to registrants that are not large accelerated filers, accelerated filers or well-known seasoned issuers.

Item 2. Properties

We currently occupy approximately 1,400 square feet of warehouse and administrative space for which we pay $1,000 per month. We feel this is adequate for our present and planned future operations. We do not have a written lease agreement, but rather occupy the space on a month-to-month basis. If we lose the use of our space, we believe we could replace the property at approximately the same monthly rate.

Item 3. Legal Proceedings

The Company is not aware of any significant pending legal proceedings against it.

Item 4. Mine Safety Disclosures

Not applicable.

(11)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol “WDKA”. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on Nasdaq.com for the periods indicated.

2009, 2010 and 2011	High	Low

Quarter Ended 12/31/2008*	$1.80	$1.01
Quarter Ended 3/31/2009	$2.05	$1.01
Quarter Ended 6/30/2009	$1.70	$1.01
Quarter Ended 9/30/2009	$1.20	$1.05
Quarter Ended 12/31/2009	$1.20	$1.05
Quarter Ended 3/31/2010	$1.10	$0.85
Quarter Ended 6/30/2010	$0.85	$0.25
Quarter Ended 9/30/2010	$0.25	$0.20
Quarter Ended 12/31/2010	$0.20	$0.20
Quarter Ended 3/31/2011	$0.20	$0.20
Quarter Ended 6/30/2011	$0.85	$0.20
Quarter Ended 9/30/2011	$2.25	$1.01
Quarter Ended 12/31/2011	$2.00	$1.01

*Our stock commenced trading on December 8, 2008

Agreements to Register

Not applicable.

Holders

As of March 26, 2012 there were 74 holders of record of our common stock.

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

(12)

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

(13)

Common Stock Description

We are authorized to issue 200,000,000 shares of common stock, $.001 par value, of which 25,377,891 shares are currently issued and outstanding. The holders of shares of common stock have one vote per share. None of the  shares  have preemptive or  cumulative voting  rights,  have any rights of redemption or are liable for  assessments  or  further  calls. The holders of common stock are entitled to dividends, when and as declared by the Board of Directors from funds legally available, and upon liquidation of us to share pro rata in any distribution to shareholders.

Transfer Agent

Guardian Registrar & Transfer, Inc., 7951 S.W. 6th Street, Suite 216, Plantation, Florida, 33324, is our transfer agent and registrar for our common stock.

Warrants

As part of the issuance of common shares in 2009, BMXD issued 18,500 stock warrants during 2009. These warrants expired three years from their issuance and the exercise price was $2.00 per warrant. The warrants issued in 2009 expired in February 2012. No warrants were issued in 2010.

As part of the issuance of common shares in 2011, the Company issued 500,000 warrants with a strike price of $1.00 and an expiration date of March 31, 2012 and 930,000 warrants with a strike price of $1.50 and an expiration date of June 30, 2012. Of the warrants issued with a strike price of $1.00, 75,000 warrants were exercised and the remaining 425,000 expired on March 31, 2012.

Submission of Matters to a Vote of Security Holders

On September 8, 2011, we filed a Definitive 14C Information Statement with the Securities and Exchange Commission announcing that the holders of a majority of our outstanding common stock, owning approximately 55.71% of the outstanding shares of our common stock, executed a written consent in favor of changing the corporate name of BMX Development Corp. to Panache Beverage, Inc. This Definitive 14C Information Statement filed with the Commission on September 8, 2011 is hereby incorporated by reference.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 19, 2011, a Plan of Exchange (the “POE”) was executed by and among the Registrant, along with Michael J. Bongiovanni (“Mr. Bongiovanni”), an individual shareholder and its President / Chief Executive Officer, Panache LLC (“Panache”), a New York Limited Liability Company, James Dale, an individual member and Manager of Panache, and the individual members of Panache (collectively the “Panache Members”). Under the terms of the POE, the Registrant acquired one hundred percent (100%) of the issued and outstanding membership interest units of Panache from the Panache Members in exchange for a new issuance 17,440,000 shares of common stock of the Registrant to the Panache Members.  Panache was 100% owned by Panache Members.

Pursuant to and at the closing of the POE, which occurred on August 19, 2011, the Registrant authorized Guardian Registrar & Transfer, Inc., its transfer agent, to issue to the Panache Members, 17,440,000 shares of common stock of Registrant pursuant to Rule 144 under the Securities Act of 1933, as amended, equivalent to approximately 90% of Registrant's then outstanding common stock, in exchange for all of the membership interest units of Panache owned by the Panache Members. Upon completion of the physical exchange of the share certificates, Panache became a wholly-owned subsidiary of the Registrant.

The issuance of 17,440,000 shares of the Company’s common stock to the Panache Members was in reliance on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 144 promulgated thereunder. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only four offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing their shares, to the effect that they will not resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees were a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; (7) the offerees are a citizen of the United States, with the exception of Mr. Dale, who is a citizen of New Zealand; and (8) the negotiations for the sale of the stock took place directly between the offerees and our management.

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

On August 19, 2011, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc. for business advisory services. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date. Accordingly, the Company recognized professional fee expense of $525,200 for the year ended December, 2011.

(14)

On September 2, 2011, the Company entered into an agreement with a consultant, Wall Street Resources, Inc., whereby the Company issued 60,000 shares of common stock in exchange for consulting services to be provided over the following year. The Company valued both the common stock and the consulting services at $102,000 based on the closing price of the common stock on the issuance date. The Company recognized $34,000 of professional fee expense for the year ended December 31, 2011 in relation to this agreement.

On November 9, 2011, the Company entered into an agreement with a consultant, Longview Communications Corp., whereby the Company issued 25,000 shares of common stock in exchange for consulting services to be provided over the following year. The Company valued both the common stock and the consulting services at $43,750 based on the closing price of the Company’s common stock on the issuance date. The Company recognized $10,937 of professional fee expense for the year ended December 31, 2011 in relation to this agreement.

The Board of Directors approved the following stock issuances in 2011:

Date	Number of Shares	Cash Investment

August 24, 2011	420,000	$210,000
August 24, 2011	40,000	20,000
September 9, 2011	40,000	20,000
September 9, 2011	10,000	10,000
September 14, 2011	10,000	10,000
October 4, 2011	100,000	100,000
October 12, 2011	50,000	50,000
October 13, 2011	50,000	50,000
October 13, 2011	50,000	50,000
December 16, 2011	100,000	100,000
December 19, 2011	10,000	10,000
December 21, 2011	50,000	50,000
	930,000	$680,000

The Company is using the proceeds from these offerings for working capital purposes.  For each issuance, we relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) each issuances was individually an isolated private transaction which did not involve a public offering; (2) there was only one offeree for each issuance, (3) in each case the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) in each case the offeree was sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between each offeree and our management.

(15)

Item 6. Selected Financial Data

The information to be reported under this item is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

Panache was formed in November 2004 by James Dale as the import company of record for the premium vodka, 42 BELOW NZ. At that time, 42 BELOW was a publicly traded company but lacked traction in the most important liquor markets in the world, including the United States. Panache provided the marketing solution for 42 BELOW, and it became a brand available in 19 strategically selected states and was over-performing in top tier image accounts a year later. By mid-2005 42 BELOW was a major player in the business and was being noticed in the United States by major suppliers.

After noticing that 42 BELOW had replaced Grey Goose in numerous key accounts, Bacardi added 42 BELOW to a list of top threats to Grey Goose in the U.S. Shortly thereafter 42 BELOW was formally approached for global acquisition. At this stage Panache was responsible for over 50% of the total annual cases sold globally and was among the key driving factors in the success of the brand. These agreements were purchased as part of the settlement and purchase of the 42 BELOW Public Company in December 2006.

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

(16)

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenues

Revenues increased $1,135,731 or 142% to $1,934,411 for the year ended December 31, 2011 from $798,680 for the year ended December 31, 2010. We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales discounts by $99,197 and $13,750 during 2011 and 2010, respectively.

The increase in revenues from 2011 to 2010 was due primarily to implementing our marketing strategies successfully in New York State and other regional markets. Different from traditional spirits wholesalers, we have developed a unique set of wholesale and retail relationships as well as sales and marketing infrastructure and proprietary partnerships that enable it to develop, roll out and exit its brands. We hold a ‘build and exit’ business mentality – our expertise lies in the strategic development and early growth of our brands establishing our assets as viable acquisition candidates for the major global spirits companies including Diageo, Bacardi, Future Brands, Pernod Ricard and Moet Hennessey. Our goal is to sell brands individually as they mature while continuing to pipeline new brands in to our portfolio.

We expect sales to increase during 2012 and we believe our customer base will be developed through extending the marketing and sales strategy from New York State to other key regions throughout the U.S. Unlike traditional growth plans, we must maintain our current marketing philosophy and avoid scaling the business through traditional block and tackle methods employed by the major spirits companies.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor would be examples of cost of goods sold items. Cost of goods sold was $1,439,700, or 74% of revenue, and $491,513, or 62% of revenue, for the years ended December 31, 2011 and 2010, respectively.

The increase in cost of goods sold during 2011 was attributable to the increase in revenues during the periods as discussed above. Cost of goods sold as a percentage of revenue increased in 2011 because we sold less Alchemia products, which had higher profit margin. In addition distillery costs increased in 2011 which were not effectively shifted to customers at that time. However, our product prices have recently increased, which we expect to drive our profit margin higher in the future. The gross margin of distilled spirits products typically ranges between 30-50%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Expenses

Operating expenses increased 44% in 2011 to $4,105,551 from $2,843,411 in 2010. The increase in operating expenses in 2011 was attributable to an increase in professional fees of $805,564 and consulting fees of $314,946 due to the increase costs of operating as a public company and raising capital. In 2011, these fees included $670,950 of non-cash expenses paid for with common stock issued for services.

Net Loss

The Company’s net loss for stockholders was $1,459,578 and $420,819 for the years ended December 31, 2011 and 2010, respectively. The increase in the net loss of $1,038,759 was attributable to increases in professional fees and consulting fees, which included non-cash expenses of $670,950 paid for by issuing shares of common stock for such services.

There can be no assurance that we will achieve profitability, or that any revenue growth will take place in the future.

(17)

Liquidity and Capital Resources

Cash flows used in operating activities were $1,174,748 and $513,990 for the years ended December 31, 2011 and 2010, respectively. Negative cash flows from operations in 2011 were due primarily to the net loss of $1,459,578, plus the loss allocated to non-controlling interests of $2,218,862 offset by non-cash advertising expenses of $1,757,057 and other non-cash expenses of $673,985. Negative cash flows in 2010 were primarily due to the net loss of $420,819 plus the loss allocated to non-controlling interests of $2,173,112 offset by non-cash advertising expense of $1,915,921.

Cash flows used in investing activities in both 2011 and 2010 were due to the purchase of equipment.

Cash flows provided by financing activities were $1,303,287 and $493,353 during 2011 and 2010, respectively. Positive cash flows from financing activities in 2011 were due primarily to proceeds of $755,000 from sales of common stock. Positive cash flows also resulted from contributions from non-controlling interests of $199,800 and net proceeds of $317,293 from factoring accounts receivable. Positive cash flows from financing activities during 2010 were due primarily to contributions from non-controlling interests of $395,500.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2012.

Overall, we have funded our cash needs from inception through December 31, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $152,464 on hand as of December 31, 2011. Currently, we may not be able to sustain our capital needs because we do not have enough cash to fund our operations for the next year. This is based on current negative cash flows from operating activities during the periods. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(18)

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. We believe that revenue recognition, the accounting methodology for advertising costs and the valuation allowance of deferred tax assets are the most critical areas where management’s judgments and estimates most affect our reported results. While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

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

Advertising

Advertising costs are expensed as incurred.

Income taxes

The Company’s primary operating subsidiaries, Panache LLC and Wodka LLC, allocate taxable income or loss to their members in accordance with their respective percentage ownership. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to the reverse merger on August 19, 2011. Subsequent to the August 19, 2011 reverse merger, income taxes are provided in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. No provision for income taxes has been made for the years ended December 31, 2011 and 2010 due to the Company’s loss position. The Company has fully reserved its deferred tax assets due to the uncertainty of the Company’s ability to generate net income in the future.

The Company recognizes and measures its unrecognized tax benefits in accordance with generally accepted accounting principles concerning income taxes. Under the guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax benefits is adjusted when new information is available, or when an event occurs that requires a change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information to be reported under this item is not required of smaller reporting companies.

(19)

Item 8. Financial Statements and Supplementary Data

PANACHE BEVERAGE, INC.

DECEMBER 31, 2011 AND 2010

(20)

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Panache Beverage, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Panache Beverage, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panache Beverage, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 17. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 9, 2012

(21)

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$152,464	$29,776
Accounts receivable – net	430,087	226,669
Inventory	41,723	96,190
Prepaid expenses	106,661	1,334,079
Total Current Assets	730,935	1,686,714

Property and Equipment - net	6,565	1,723

TOTAL ASSETS	$737,500	$1,688,437

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$621,397	$245,811
Due to factor	317,293	—
Notes payable	28,000	93,137
Loans payable – related parties	358,629	322,298
Consulting fees payable – related party	2,705	52,751
Accrued interest	38,860	41,781
Other current liabilities	335,464	333,462
Total Current Liabilities	1,702,348	1,089,240

Long term debt	183,500	183,500

Total Liabilities	1,885,848	1,272,740

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 0 shares authorized as of December 31, 2011 and 2010, respectively; 25,107,891 and 0 shares issued and outstanding as of December 31, 2011 and 2010, respectively	25,108	—
Additional paid in capital	1,303,412	—
Additional paid in capital - warrants	163,097	—
Retained (deficit)	(2,516,269)	(1,056,691)
Total stockholders' deficit	(1,024,652)	(1,056,691)
Non-controlling interests	(123,696)	1,472,388
Total Equity (Deficit)	(1,148,348)	415,697

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$737,500	$1,688,437

(22)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2011	2010

REVENUES - NET	$1,934,411	$798,680

COST OF GOODS SOLD	1,439,700	491,513

GROSS PROFIT	494,711	307,167

OPERATING EXPENSES
Advertising and promotion	2,046,594	2,067,051
Consulting	676,688	347,725
Professional fees	897,364	91,800
General and administrative	484,905	336,835
TOTAL OPERATING EXPENSES	4,105,551	2,843,411

LOSS FROM OPERATIONS	(3,610,840)	(2,536,244)

OTHER EXPENSE
Interest expense	(67,600)	(57,687)

LOSS FROM OPERATIONS AND BEFORE NON- CONTROLLING INTERESTS	(3,678,440)	(2,593,931)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	2,218,862	2,173,112

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,459,578)	(420,819)

PROVISION FOR INCOME TAXES	—	—

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(1,459,578)	$(420,819)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.06)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	24,744,150	N/A

(23)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
AS OF DECEMBER 31, 2011 AND 2010

	Common stock		Additional Paid in	Common Stock	Retained	Total Stockholders'	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Deficit	Equity	Interests	(Deficit)

Balance, January 1, 2010	—	$—	$—	$—	$(438,734)	$(438,734)	$—	$(438,734)

Capital contributions	—	—	—	—	—	—	3,645,500	3,645,500

Deemed distribution for liabilities transferred in	—	—	—	—	(197,138)	(197,138)	—	(197,138)

Net loss for the year ended December 31, 2010	—	—	—	—	(420,819)	(420,819)	(2,173,112)	(2,593,931)

Balance, December 31, 2010	—	—	—	—	(1,056,691)	(1,056,691)	1,472,388	415,697

Capital contributions	—	—	—	—	—	—	622,778	622,778

Equity assumed in conjuction with reverse merger	4,914,500	4,915	44,984	15,768	—	65,667	—	65,667

Common stock issued in conjuction with reverse merger	17,440,000	17,440	(1,172,265)	—	—	(1,154,825)	—	(1,154,825)

Common stock and warrants issued for $0.50 per share	500,000	500	178,354	71,146	—	250,000	—	250,000

Common stock and warrants issued for $1.00 per share	430,000	430	330,617	98,953	—	430,000	—	430,000

Common stock issued for services rendered	1,748,391	1,748	1,824,027	—	—	1,825,775	—	1,825,775

Warrants exercised	75,000	75	97,695	(22,770)		75,000	—	75,000

Net loss for the year ended December 31, 2011	—	—	—	—	(1,459,578)	(1,459,578)	(2,218,862)	(3,678,440)

Balance, December 31, 2011	25,107,891	$25,108	$1,303,412	$163,097	$(2,516,269)	$(1,024,652)	$(123,696)	$(1,148,348)

(24)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,459,578)	$(420,819)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(2,218,862)	(2,173,112)
Depreciation	1,009	258
Bad debt expense	2,026	729
Stock issued for services rendered	670,950	—
Advertising expense from capital contribution	1,757,057	1,915,921
Changes in assets and liabilities:
Accounts receivable	(205,444)	(179,900)
Inventory	54,467	203,555
Prepaid expenses	(100,994)	—
Accounts payable	375,586	(90,160)
Consulting fees payable – related party	(50,046)	22,751
Accrued interest	(2,921)	35,634
Other current liabilities	2,002	171,153
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,174,748)	(513,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,851)	(1,981)
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,851)	(1,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	407,378	78,030
Repayments of notes payable	(472,515)	(19,893)
Proceeds from loans payable – related parties	641,328	74,716
Repayments of loans payable – related parties	(604,997)	(35,000)
Net proceeds from factor	317,293	—
Contributions from non-controlling interests	199,800	395,500
Proceeds from issuance of stock and warrants	755,000	—
Cash received in conjunction with reverse merger	60,000	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,303,287	493,353

NET INCREASE (DECREASE) IN CASH	122,688	(22,618)
Cash, beginning of period	29,776	52,394
Cash, end of period	$152,464	$29,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$64,679	$93,321

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services rendered	$670,950	$—
Prepaid expense received in conjuction with reverse merger	$5,667	$—
Assumption of liabilities – Accounts payable	$—	$34,829
Assumption of liabilities – Commission payable	$—	$162,309
Capital contribution – Advertising services	$422,978	$3,250,000

(25)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

The stock exchange transaction involved two simultaneous transactions:

The majority shareholder of the Company delivered 2,560,000 shares of the 4,914,500 shares of the Company’s common stock that were outstanding at that time to the Panache Members in exchange for total payments of $125,000 in cash and;

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

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

Accounting basis

The Company uses the accrual basis of accounting and U.S. GAAP. The Company has adopted a December 31 fiscal year end. Certain reclassifications were made to the 2010 financial statements presentation in order to conform to the 2011 presentation. Such reclassifications had no effect on reported income.

(26)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, due to factor, notes payable, loans payable – related parties, consulting fees payable – related party, accrued interest, and other current liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment 3 years

Vehicles 5 years

Depreciation expense was $1,009 and $258 for years ended December 31, 2011 and 2010, respectively.

Income taxes

As limited liability companies, the Company’s primary operating subsidiaries, Panache LLC and Wodka LLC, allocate taxable income or loss to their members in accordance with their respective percentage ownership. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to the reverse merger on August 19, 2011. Subsequent to

(27)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income taxes – (Continued)

the August 19, 2011 reverse merger, income taxes are provided in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. No provision for income taxes has been made for the years ended December 31, 2011 due to the Company’s loss position. The Company has fully reserved its deferred tax assets due to the uncertainty of the Company’s ability to generate net income in the future. See Note 14 - Income Taxes.

The Company recognizes and measures its unrecognized tax benefits in accordance with generally accepted accounting principles concerning income taxes. Under the guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax benefits is adjusted when new information is available, or when an event occurs that requires a change. Tax years through 2007 are closed to further assessment by the Internal Revenue Service. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped. Some sales contracts contain customer acceptance provisions that grant a right of return. Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled. Customers may also return any product that does not comply with all applicable laws and regulations. We record revenue net of the estimated cost of sales returns and allowances. Gross revenue was reduced due to sales returns and allowances by $64,448 and $28,482 during 2011 and 2010, respectively.

Sales discounts are recorded as a reduction of revenues and totaled $99,197 and $13,750 for years ended December 31, 2011 and 2010, respectively.

From time to time the Company provides incentives to its customers in the form of free product. The costs associated with producing this product is included as an expense in costs of goods sold. No revenue is recognized with respect to such product giveaways. The Company gave away $2,108 and $5,400 of products during 2011 and 2010, respectively.

Excise taxes

Our sales are subject to excise taxes, which we collect from our customers and remit to governmental authorities. We present these taxes on a net basis in the consolidated statement of operations.

(28)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Advertising

Advertising costs are expensed as incurred and aggregated $2,046,594 and $2,067,051 for the years ended December 31, 2011 and 2010, respectively. Per the transaction described in Note 3 – Prepaid Expenses, advertising expense included services provided by a related party of $1,757,057 and $1,915,921 for the years ended December 31, 2011 and 2010, respectively.

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

NOTE 2 – ACCOUNTS RECEIVABLE

The Company grants customers standard credit terms as governed by the terms specified in the contracts. The Company’s major customers receive payment credit terms that range between 60 and 65 days.

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management review of outstanding balances, no allowance for doubtful accounts was recorded as of December 31, 2011 and 2010. Bad debt expense was $2,026 and $729 for the years ended December 31, 2011 and 2010, respectively.

NOTE 3 – PREPAID EXPENSES

On August 9, 2010, Wodka entered into a membership interest purchase agreement with a third party whereby Wodka issued a 28% membership interest in Wodka to the third party. In exchange for the 28% membership interest, the third party provided Wodka with access to its out of home media space valued at $3,000,000 during a two year period and, incurred an additional $250,000 of production and installment costs on behalf of Wodka. Upon receiving the 28% membership interest, the third party became a related party to Wodka and the Company.

Upon consummation of the transaction, Wodka recorded paid in capital and prepaid advertising of $3,250,000. The Company valued the access to out of home media space and the paid in capital by analyzing the third-party’s prevailing rates and expected realization for the out of home media space. These rates represent market rates for the advertising provided by the third party.

The Company amortized the prepaid advertising to advertising and marketing expense as the out of home media space was used by the Company and the third party’s obligation was met. Advertising expense of $1,334,079 and $776,413 has been recognized in relation to this transaction for years ended December 31, 2011 and 2010, respectively, and is included in advertising and marketing expense. Prepaid advertising related to this agreement of $0 and $1,334,079 is recorded as prepaid expenses in the balance sheet as of December 31, 2011 and 2010, respectively.

The third party met its full obligation in 2011 and continued to provide the Company advertising services. Wodka recognized a capital contribution from a non-controlling member of $422,978 and additional advertising expense of $422,978 for these additional services for the year ended December 31, 2011.

The Company entered into two agreements in 2011, whereby the Company issued common stock in exchange for consulting services to be provided. The aggregate value of both the common stock issued and the consulting services provided was $145,750. The Company recognized $44,937 of professional fee expense for year ended December 31, 2011 in relation to these agreements. Prepaid expenses relating to these agreements were $100,813 as of December 31, 2011.

(29)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Computer equipment	$6,151	$1,981
Vehicles	1,659	—
Less: accumulated depreciation	(1,245)	(258)
Net property and equipment	$6,565	$1,723

NOTE 5 – FACTORING AGREEMENT

On June 10, 2011, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 70% of the net amount of eligible accounts receivable up to a maximum of $1,000,000. On September 22, 2011, the factor increased the advance to 75% of eligible accounts receivable. The factor's purchase of the eligible accounts receivable will be at a discounted fee which is deducted from the face value of each collection. The Discount Fee is based on the number of days outstanding from the date of purchase. The Discount Fee will be; 2.50% if paid within 40 days, 3.34% if paid within 50 days, 4.18% if paid within 60 days, 5.00% if paid within 60 days, 5.84% if paid within 70 days, 6.68% if paid within 80 days, 7.50% if paid within 90 days and 2.0% for each 15 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

On December 22, 2011, the Company entered into a separate purchase and sale factoring agreement with a different commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor makes advances to the Company of amounts representing up to 90% of certain accounts receivable. The factor purchases the accounts receivable at a $500 discount plus monthly compounded interest of 2% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

The combined balance due to the factors as of December 31, 2011 was $317,293. Factor expense charged to operations for the year ended December 31, 2011 amounted to $61,491.

NOTE 6 – NOTES PAYABLE

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

On December 23, 2010, the Company borrowed NZD 100,000 from Natwest Finance Limited at an interest rate of 24% per annum and due in February 2011 with an extension option to March 2011. Based on the prevailing foreign exchange rates on the date of the loan, the Company recorded a loan payable of $74,660. Due to fluctuations in the foreign exchange rate, the balance of the loan was $78,030 as of December 31, 2010. The Company repaid the loan in full in March 2011.

The Company assumed a promissory note agreement with an individual lender in the amount of $35,000 at an annual interest rate of 12%, due upon the mutual agreement of the parties, and is collateralized by substantially all of the Company’s assets. The loan was transferred to Wodka from a related entity as a deemed distribution in 2009. The Company repaid the loan in 2011. The balance of this loan was $0 and $15,107 as of December 31, 2011 and 2010.

(30)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of December 31, 2011 and 2010. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

The Company had additional loans payable to related parties totaling $113,629 and $77,298 as of December 31 2011 and 2010, respectively. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds of the loans were used to fund operations.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Commissions payable	$171,778	$191,778
Excise taxes payable	101,262	141,684
Accrued expenses and other liabilities	62,424	—
Total other current liabilities	$335,464	$333,462

NOTE 9 – LONG TERM DEBT

The Company assumed an unsecured promissory note agreement with an individual lender in the amount of $128,500 at an annual interest rate of 24%, due upon the mutual agreement of the parties. The loan was transferred into Wodka from a related entity as a deemed distribution. The Company borrowed an additional $55,000 from this individual lender under the same terms. The additional proceeds were used to fund operations. The balance of this loan was $183,500 as of December 31, 2011 and 2010. The loan is personally guaranteed by a related party.

NOTE 10 – RELATED PARTY TRANSACTIONS

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of December 31, 2011 and 2010.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $113,629 and $77,298 at December 31, 2011 and 2010, and are unsecured and non-interest bearing with no stated payment terms.

The Company owes consulting fees totaling $2,705 and $52,751, as of December 31, 2011 and 2010, respectively, to a member under a consulting agreement dated October 1, 2009. Consulting fee expense related to this agreement totaled $180,000 and $120,000 for the years ended December 31, 2011 and 2010, respectively.

As noted above in Note 3 – Prepaid Expenses, Wodka entered into a membership interest purchase agreement with a third party whereby Wodka issued a 28% membership interest in Wodka to the third party. In exchange for the 28% membership interest, the third party provided Wodka with access to its out of home media space valued at $3,000,000 during a two year period and, further, incurred an additional $250,000 of production and installment costs on behalf of Wodka. Upon receiving the 28% membership interest, the third party became a related party to Wodka and the Company.

(31)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

On August 19, 2011, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc., a related party, for business advisory services. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date. Accordingly, the Company recognized professional fee expense of $525,200 for the year ended December 31, 2011.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has a pending settlement with Incubrands Spirits Group (“Incubrands”) in connection with an equity agreement (the “Agreement”), dated April 30, 2007. Pursuant to the Agreement, Incubrands claimed commission fees of $191,778 incurred during the agreement period with a predecessor of the Company. Panache assumed this liability upon Panache’s creation in February 2010 and recorded $162,309 as a deemed distribution, since the liability was transferred from a related entity. During the fourth quarter of 2011, the Company paid Incubrands $20,000 relating to this claim. The balance as of December 31, 2011 and 2010 was $171,778 and $191,778, respectively.

The Company rents furnished office space on a month-to-month basis. Rent expense was $12,825 and $9,075 for the years ended December 31, 2011 and 2010, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

In 2011, the Company issued 1,005,000 shares of commons stock and 1,430,000 stock warrants for cash proceeds of $755,000. The Company used the Black Scholes model to bifurcate the value of the stock warrants from the common stock. The following weighted average assumptions were used in the Black Scholes calculation:

Risk free rate	0.1%
Expected dividend yield	0.0%
Expected volatility	59%
Expected life of options	0.70 years
Exercise price	$1.33
Stock price on issuance date	$1.41

Based on this calculation, the Company determined the value of the common stock was $509,901 and the value of the stock warrants was $170,099 at issuance. In the fourth quarter of 2011, 75,000 stock warrants were exercised with a strike price of $1.00 for proceeds of $75,000.

On November 9, 2011, the Company entered into an agreement with a consultant, Longview Communications Corp., whereby the Company issued 25,000 shares of common stock in exchange for consulting services to be provided over the following six months. The Company valued both the common stock and the consulting services at $43,750 based on the closing price of the common stock on the issuance date. The Company recognized $10,938 of professional fee expense for the year ended December 31, 2011 in relation to this agreement. Prepaid expenses relating to this agreement were $32,812 as of December 31, 2011.

On September 2, 2011, the Company entered into an agreement with a consultant, Wall Street Resources, Inc., whereby the Company issued 60,000 shares of common stock in exchange for consulting services to be provided over the following year. The Company valued both the common stock and the consulting services at $102,000 based on the closing price of the common stock on the issuance date. The Company recognized $34,000 of professional fee expense for the year ended December 31, 2011 in relation to this agreement. Prepaid expenses relating to this agreement were $68,000 as of December 31, 2011.

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

On August 19, 2011, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc., a related party, for business advisory services. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date. Accordingly, the Company recognized professional fee expense of $525,200 during 2011.

On August 9, 2010, Wodka entered into a membership interest purchase agreement with an unrelated third party whereby Wodka issued a 28% membership interest in Wodka to the third party. In exchange for the 28% membership interest, the third party provided Wodka with access to its out of home media space valued at $3,000,000 during a two year period and, further, incurred up to an additional $250,000 of production and installment costs on behalf of Wodka. Upon consummation of the transaction, Wodka recorded contributed capital and prepaid advertising of $3,250,000.

During 2011, Wodka LLC sold membership interests totaling 1.5% to two unrelated third parties. Proceeds of $199,800 have been recorded as contributed capital. During 2010, Wodka LLC sold membership interests totaling 5.0% to seven unrelated third parties. Proceeds of $395,500 have been recorded as contributed capital.

(32)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 13 – NON-CONTROLLING INTERESTS

As of December 31, 2011 and 2010, the non-controlling interests balance was $(123,696) and $1,472,388, respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the years ended December 31, 2011 and 2010, $188,491 and $481,779, respectively, of Wodka’s net loss was allocated to Panache and $2,218,862 and $2,173,112, respectively, was allocated to non-controlling interests.

NOTE 14 – INCOME TAXES

No provision for income taxes has been made for the years ended December 31, 2011 and 2010. See Note 1 for a discussion on our policies regarding income taxes.

Temporary differences in the basis of assets and liabilities for consolidated financial statement and income tax reporting arise from the tax loss carryforwards generated by the Company in the current year.

Components of deferred income tax balances at December 31, 2011 consist of the following:

Deferred income tax assets:
Net operating loss carryforward	$235,787
Valuation allowance	(235,787)
$—

The deferred income tax assets include federal net operating loss carryforwards of $1,066,910 as of December 31, 2011. These net operating loss carryforwards start to expire in the year ending December 31, 2031.

As of December 31, 2011, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards in the future. Consequently, the Company determined that a valuation allowance of $235,787 was needed as of December 31, 2011.

NOTE 15 – CONCENTRATIONS AND RISK

Major customers

The Company had one customer representing approximately 87% of revenues for the year ended December 31, 2011. This customer represented approximately 70% of the receivables outstanding as of December 31, 2011.

The Company had two customers representing approximately 90% of revenues for the year ended December 31, 2010. These customers represented approximately 60% of the receivables outstanding as of December 31, 2010.

Major suppliers

The Company had one supplier represent approximately 96% of purchases for the year ended December 31, 2011. This supplier represented approximately 53% of the payables outstanding as of December 31, 2011.

The Company had four suppliers representing approximately 95% of purchases for the year ended December 31, 2010. These suppliers represented approximately 40% of the payables outstanding as of December 31, 2010.

(33)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 15 – CONCENTRATIONS AND RISK – (Continued)

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

NOTE 16 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during 2011.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Year ended December 31,
	2011	2010
Numerator:
Net loss attributable to Panache Beverage, Inc.	$(1,459,578)	$(420,819)

Denominator:
Weighted average shares outstanding	24,744,150	N/A

Basic net loss per share	$(0.06)	N/A

NOTE 17 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2011, the Company had an accumulated deficit of $1,148,348. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 9, 2012, the date on which these financial statements were available to be issued.

(34)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2011.

No Attestation Report Required

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the SEC that permit only management’s report in this annual report.

Item 9B. Other Information

None.

(35)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information concerning the current Directors, nominees and executive officers of the Company, the principal positions with the Company held by such persons and the date such persons became a Director, nominee or executive officer. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees or committees performing similar functions for the Board of Directors.

Name	Age	Position	Appointment Date
James Dale	41	Chief Executive Officer and Chairman	August 19, 2011
Agata Podedworny	37	Vice President of Logistics, Director	September 9, 2011
Sjoerd de Jong	35	Vice President of Sales, Director	September 9, 2011
Brian Gordon	38	Director	September 9, 2011

Biographies

Mr. James Dale – Chief Executive Officer and Chairman

Mr. Dale, aged 41, is the Chief Executive Officer of Panache LLC. Mr. Dale was born in New Delhi India and raised in Auckland NZ. Mr. Dale came to the US as 42 Below vodka's strategic North American partner in 2003 and was instrumental in the brands sale to Bacardi in 2007. After the trade sale, Mr. Dale developed brands which are currently part of Panache's expanding portfolio.  Mr. Dale is not, and has not been, a participant in any transaction with the Registrant that requires disclosure under Item 404(a) of Regulation S-K.

Ms. Agata Podedworny - Vice President of Logistics and Director

Ms. Podedworny, age 37, holds an international business and marketing degree from New York University and a JD degree from St John’s Law School. She is fluent in Polish and manages all logistics from the vodka supplier and distillery in Poland as well as manages all operations for nationally and internationally based Panache LLC customers. She is currently a director of Panache LLC and brand ambassador and principal for Alchemia Vodka.

Mr. Sjoerd de Jong - Vice President of Sales and Director

Mr. Sjoerd de Jong graduated from the University of Vermont in 1999 with a business degree in Community Development an Applied Economics. After college Mr. de Jong pursued a career in professional basketball in Holland for three years. Mr. de Jong joined Midnight Oil Company (“MOC”) and quickly rose to become the general manager of all five MOC properties in New York. In 2003 Mr. de Jong joined forces with Mr. James Dale to become national sales director for 42 Below Vodka out of New Zealand. Mr. de Jong was responsible for building the brand’s image and sales from an on-premise market and helping bring it to a place where it was a viable brand to acquire (by Bacardi USA).

Currently, Sjoerd de Jong is the national sales director for all of Panache Imports brands (Wodka Vodka, Alchemia Vodka and Alibi Bourbon).

Mr. Brian Gordon - Director

Mr. Brian Gordon is the co-founder of MMG, who has been developing and directing marketing and advertising campaigns for spirits brands for over 12 years. Mr. Gordon has worked on a variety of campaigns for many of the major drinks companies including Diageo, Pernod Ricard and Moet Hennessey. Mr. Gordon brings extensive experience to Panache and its portfolio of brands. Gordon and his team have directed the marketing strategy and led the creative development for Wodka Vodka since its launch in July 2010.

No director, person nominated to become a director, executive officer, promoter or control persons of our company has been involved during the last five years in any of the following events that are material to an evaluation of his ability or integrity:

 — Bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

 — Conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

 — Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

 — Being found by a court of competition jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While our current directors do not meet the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

The Company does not have a nominating and compensation committees of the Board of Directors, or committees performing similar functions.

Family Relationships

Mr James Dale and Ms. Agata Podedworny are married.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Schedule 14C, any failure to comply therewith during the fiscal year ended December 31. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

(36)

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2011 and 2010, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Dale	2011	$201,846	$125,000	(1)	$—	$—	$—	$—	$—	$326,846
Chief Exeuctive Officer	2010	—	—		—	—	—	—	—	—
and Chairman

Michael J. Bongiovanni	2011	—	—		—	—	—	—	—	—
Former President and	2010	—	—		—	—	—	—	—	—
CEO (2)

Dean A. Stewart	2011	—	—		—	—	—	—	—	—
Former Vice President	2010	—	—		—	—	—	—	—	—
and CFO (3)

(1)	Compensation in relation to August 19, 2011 reverse merger.
(2)

Mr. Michael J. Bongiovanni resigned as the Company’s President and Chief Executive Officer on August 19, 2011 in connection with the change of control resulting from the closing of the Transactions. Mr. Michael J. Bongiovanni did not receive any compensation from the Company during his tenure as President and Chief Executive Officer. Mr. Bogiovanni resigned from his positions as President, Chief Executive Officer and Director of the Company on August 19, 2011, effective immediately.

(3)	Mr. Dean A. Stewart resigned as the Company’s Vice President and Chief Financial Officer on August 26, 2011 in connection with the change of control resulting from the closing of the Transactions. Mr. Dean A. Stewart did not receive any compensation from the Company during his tenure as Vice President and Chief Financial Officer. Mr. Stewart resigned from his positions as Vice President and Chief Financial Officer on August 26, 2011, effective immediately, and resigned from his position as Director of the Company, effective on or about September 9, 2011.

Compensation Policy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and to align executive compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success implementing our distinct marketing strategies, increasing our revenues, growing our brands, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

Option Grants in Last Fiscal Year

Our current executive officers and directors have not and do not receive any compensation and have not received any restricted shares awards, options or any other payouts.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Employment Agreements

The Company has no employment agreements with any of its employees.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance insuring directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

(37)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The classes of equity securities of Panache Beverage, Inc. issued and outstanding are Common Stock, $.001 par value. The tables below sets forth, as of March 26, 2012, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of Panache Beverage Inc.; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on 25,377,891 shares of Common Stock outstanding as of March 26, 2012.

The following table sets forth each person who owns beneficially more than 5% of the Common Stock:

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percent of Class (2)

James Dale	13,000,000	51.2%

Agata Podedworny	4,000,000	15.8%

MIS Beverage Holdings LLC (3)	2,000,000	7.9%

(1) Unless otherwise specified, the address of each of the persons set forth hereto is in care of the Company at 40W. 23rd Street, 2nd Floor, New York, NY 10001.

(2) Based on 25,377,891 issued and outstanding shares of common stock.

(3) The 2,000,000 shares are owned in the name of MIS Beverage Holdings LLC., of which Maria Gordon is the controlling person. Maria Gordon is the wife of Brian Gordon, the Director of the Company.

The following table shows information as of March 26, 2012 with respect to each of the beneficial owners of the Company’s Common Stock by its executive officers, directors and nominee individually and as a group:

Name and Address (1)	Position	Common Stock Beneficially Owned	Percent of Shares (2)
James Dale	Chief Executive Officer and Chairman	13,000,000	51.2%
Agata Podedworny (4)	Vice President of Logistics; Director	4,000,000	15.8%
Sjoerd de Jong (4)	Vice President of Sales; Director	1,000,000	3.9%
Brian Gordon (3) (4)	Director	2,000,000 Indirect	7.9%
All officers and directors as a group (4 persons named above)		20,000,000	78.8%

(1) Unless otherwise specified, the address of each of the persons set forth hereto is in care of the Company at 40W. 23rd Street, 2nd Floor, New York, NY 10001.

(2) Based on 25,377,891 issued and outstanding shares of common stock.

(3) The 2,000,000 shares are owned in the name of MIS Beverage Holdings LLC., of which Maria Gordon is the controlling person. Maria Gordon is the wife of Brian Gordon, the Director of the Company.

(4) The effective date of the directorship is on or about September 9, 2011.

Item 13. Certain relationships and Related Party Transactions, and Director Independence

The following includes a summary of transactions since our incorporation on December 28, 2004, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

—	On August 19, 2011, the Company entered into and closed the Plan of Exchange among the Company, Mr. Bongiovanni, Panache and the Panache Member, pursuant to which, the Company acquired one hundred percent (100%) of the issued and outstanding membership interest units of Panache from the Panache Members in exchange for a new issuance 17,440,000 shares of common stock of the Company to the Panache Members. Upon completion of the physical exchange of the share certificates, Panache became a wholly-owned subsidiary of the Company.

—	On August 19, 2011, a Purchase Agreement was entered among Mr. Bongiovanni and Mr. Dale, pursuant to which, Mr. Bongiovanni sold an aggregate of 2,560,000 shares of the Company’s Common Stock, par value $0.001 held by him to Mr. Dale, for an aggregate purchase price of $125,000. As a result of the consummation of the Transactions, Mr. Dale at that time held 55.71% of the Company’s outstanding common stock resulting in a change in control of the Company.

—	On June 9, 2011, the Company entered a services agreement with Greentree Financial Group Inc. (“Greentree”), which is a company part-owned by the Company’s prior President, pursuant to which Greentree received 520,000 shares of the Company’s common stock for consulting services in connection with the plan of exchange transaction discussed in Item 2.01, a copy of the agreement was attached hereto as exhibit 10.3. Additionally, Greentree received $16,275 for due diligence on the Company’s acquisition and $8,500 for one-year of XBRL EDGAR services that ends with the 2011 10K report. The Company also repaid a $5,000 loan to Greentree.

—	On June 1, 2011, the Company entered a services agreement with Columbus Partners, LLC (“Columbus”), pursuant to which Columbus received 1,143,391 shares of the Company’s common stock for professional services rendered.

—	On September 2, 2011, the Company entered a services agreement with Wall Street Resources, Inc (“WSR”), pursuant to which WSR received 60,000 shares of the Company’s common stock for public relations services rendered.
—	On November 9, 2011, the Company entered into a service agreement with a consultant, Longview Communications Corp., whereby the Company issued 25,000 shares of the Company’s common stock for consulting fees rendered.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our securities are quoted on the OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

(38)

Item 14. Principal Accounting Fees and Services

The Board of Directors has engaged Silberstein Ungar, PLLC to serve as the Company’s independent registered public accounting firm. For the years ended December 31, 2011 and 2010, Silberstein Ungar, PLLC’s fees for professional services were as follows:

Audit Fee

Fees for audit services were $22,900 for 2011 and $14,000 for 2010, consisting of fees associated with the annual audit of the Company’s consolidated financial statements and the reviews of the condensed financial statements included in the company’s quarterly reports on Form 10-Q.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Company has not engaged Silberstein Ungar, PLLC for any other services except as noted above.

(39)

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are included in this Form 10-K under Item 8. Financial Statements and Supplementary Data.

(b)	Exhibits

10.1	Plan of Exchange dated August 19, 2011, between the Registrant, Michael J. Bongiovanni, Panache LLC, James Dale, and the individual members of Panache.*

10.2	Stock Purchase Agreement dated August 19, 2011, between Michael J. Bongiovanni and James Dale.*

10.3	Consulting Agreement with Greentree Financial Group, Inc.*

10.4	Consulting Agreement with Columbus Partners LLC.*

10.5	Consulting Agreement with Wall Street Resources, Inc.*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

1.	On January 13, 2011, we filed a current report on Form 8-K to announce the engagement with Silberstein Ungar, PLLC as our principal independent public accountant to audit our balance sheets as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.

2.	On August 17, 2011, we filed a current report on Form 8-K to announce that we entered into a letter of intent agreement with Panache LLC, a New York Limited Liability Company, James Dale, an individual member and Manager of Panache, and the individual members of Panache whereby a change in control of our company will occur, subject to a due diligence process.

3.	On August 24, 2011, we filed a current report on Form 8-K to announce the completion of the Plan Of Exchange with Panache LLC, the change in control of our company and the changes in our management.

4.	On September 27, 2011, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

5.	On January 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

6.	On April 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

(40)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: Date: April 16, 2012	By:	/s/ James Dale
James Dale Chief Executive Officer

(41)

INDEX TO EXHIBITS

Exhibit No.	Description

14	Code of Ethics

21	List of Subsidiaries of the Registrant

23	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(42)