Form 10-Q
period 2012-03-31
Panache Beverage, Inc.
filed 2012-05-21
CIK 1314054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 000-52670

PANACHE BEVERAGE INC.

(Exact name of small business issuer as specified in its charter)

Florida	20-2089854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

40 W. 23rd Street, 2nd Floor, New York, NY 10010

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

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

Number of shares of common stock, par value $.001, outstanding as of May 21, 2012: 25,847,891

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$100,961	$152,464
Accounts receivable – net	261,477	430,087
Inventory	23,188	41,723
Prepaid expenses and other current assets	227,044	106,661
Total Current Assets	612,670	730,935

Property and Equipment - net	9,295	6,565

TOTAL ASSETS	$621,965	$737,500

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$760,343	$621,397
Due to factor	87,203	317,293
Notes payable	28,000	28,000
Loans payable – related parties	382,434	358,629
Consulting fees payable – related party	—	2,705
Accrued interest	42,530	38,860
Other current liabilities	369,798	335,464
Total Current Liabilities	1,670,308	1,702,348

Long term debt	183,500	183,500

Total Liabilities	1,853,808	1,885,848

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; 25,857,891 and 25,107,891 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	25,858	25,108
Additional paid in capital	2,016,332	1,303,412
Additional paid in capital - warrants	313,677	163,097
Retained (deficit)	(3,352,109)	(2,516,269)
Total stockholders' deficit	(996,242)	(1,024,652)
Non-controlling interests	(235,601)	(123,696)
Total Equity (Deficit)	(1,231,843)	(1,148,348)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$621,965	$737,500

(3)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

	For the three months ended
	March 31,
	2012	2011

REVENUES - NET	$368,483	$433,180

COST OF GOODS SOLD	258,129	229,681

GROSS PROFIT	110,354	203,499

OPERATING EXPENSES
Advertising and promotion	444,998	496,915
Consulting	221,669	20,961
Professional fees	286,670	10,814
General and administrative	434,498	157,800
TOTAL OPERATING EXPENSES	1,387,835	686,490

LOSS FROM OPERATIONS	(1,277,481)	(482,991)

OTHER EXPENSE
Interest expense	(11,060)	(14,954)

LOSS FROM OPERATIONS AND BEFORE NON- CONTROLLING INTERESTS	(1,288,541)	(497,945)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	452,701	599,231

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(835,840)	101,286

PROVISION FOR INCOME TAXES	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(835,840)	$101,286

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.03)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	25,520,199	N/A

(4)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the three months ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(835,840)	$101,286
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Non-controlling interest	(452,701)	(599,231)
Depreciation	710	165
Bad debt expense	—	2,026
Stock issued for services rendered	220,000	—
Advertising expense from capital contribution	340,796	438,884
Stock-based compensation	49,250	—
Changes in assets and liabilities:
Accounts receivable	168,610	11,808
Inventory	18,535	7,308
Prepaid expenses	(120,383)	—
Accounts payable	138,946	(105,796)
Consulting fees payable – related party	(2,705)	4,884
Accrued interest	3,670	(196)
Other current liabilities	34,334	(9,728)
CASH FLOWS USED IN OPERATING ACTIVITIES	(436,778)	(148,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,440)	(1,658)
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,440)	(1,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	282,215
Repayments of notes payable	—	(154,965)
Proceeds from loans payable – related parties	23,805	105,922
Repayments of loans payable – related parties	—	(72,452)
Net reduction of due to factor	(230,090)	—
Proceeds from issuance of stock and warrants	595,000	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	388,715	160,720

NET INCREASE (DECREASE) IN CASH	(51,503)	10,472
Cash, beginning of period	152,464	29,776
Cash, end of period	$100,961	$40,248

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,730	$14,758

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services rendered	$220,000	$—
Capital contribution – Advertising services	$340,796	$—

(5)

PANACHE BEVERAGE, INC.

MARCH 31, 2012 AND 2011

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	3

Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	7

(6)

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

Alibi NYC, LLC (“Alibi”) was organized as a limited liability company in the State of New York on May 17, 2007 and remained dormant until it conducted its first business operations during the first quarter of 2012. Effective January 1, 2012, the members of Alibi transferred their interests to Panache Beverage, Inc. and Alibi became a 100% owned subsidiary of Panache Beverage, Inc. Alibi markets and distributes Alibi American Whiskey.

Basis of consolidation

The consolidated financial statements include the accounts of Panache Beverage, Inc., Panache LLC, Wodka LLC and Alibi NYC, LLC (collectively, the “Company”). All material intercompany transactions have been eliminated.

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

Basis of presentation- (Continued)

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. The financial statements of the Company are presented in US dollars.

Accounting basis

The Company uses the accrual basis of accounting and generally accepted accounting principles in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year end. Certain reclassifications were made to the 2011 financial statements presentation in order to conform to the 2012 presentation. Such reclassifications had no effect on reported income.

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped. Some sales contracts contain customer acceptance provisions that grant a right of return. Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled. Customers may also return any product that does not comply with all applicable laws and regulations. We record revenue net of the estimated cost of sales returns and allowances. Gross revenue was reduced due to sales returns and allowances by $29,900 and $16,110 during the three months ended March 31, 2012 and 2011, respectively.

Sales discounts were $25,701 and $3,271 for the three months ended March 31, 2012 and 2011.

From time to time the Company provides incentives to its customers in the form of free product. The costs associated with producing this product is included as an expense in costs of goods sold. No revenue is recognized with respect to such product giveaways. The Company did not give away any product during the three months ended March 31, 2012 and 2011, respectively.

Advertising

Advertising costs are expensed as incurred and aggregated $444,998 and $496,915 for the three months ended March 31, 2012 and 2011, respectively.

Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $340,796 and $438,884 in relation to this arrangement for the three months ended March 31, 2012 and 2011, respectively.

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2011 Annual Report on Form 10-K and remain unchanged as of March 31, 2012.

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

(7)

NOTE 2 – ACCOUNTS RECEIVABLE

The Company grants customers standard credit terms as governed by the terms specified in the contracts. Our major customers receive payment credit terms that range between 60 and 65 days.

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management review of outstanding balances, no allowance for doubtful accounts was recorded as of March 31, 2012 and 2011.

Bad debt expense was $0 and $2,026 for the three months ended March 31, 2012 and 2011.

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services. The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services. The Company recognized $168,875 and $0 of professional fee expense in relation to these agreements for the three months ended March 31, 2012 and 2011, respectively. Prepaid expenses relating to these agreements were $177,187 and $101,563 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 4 – FACTORING AGREEMENT

On June 10, 2011, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 70% of the net amount of eligible accounts receivable up to a maximum of $1,000,000. On September 22, 2011, the factor increased the advance to 75% of eligible accounts receivable. On March 19, 2012, the factor reduced the advance to 70% of eligible accounts receivable. The factor's purchase of the eligible accounts receivable will be at a discounted fee which is deducted from the face value of each collection. The Discount Fee, is based on the number of days outstanding from the date of purchase. The Discount Fee will be; 2.50% if paid within 40 days, 3.34% if paid within 50 days, 4.18% if paid within 60 days, 5.00% if paid within 60 days, 5.84% if paid within 70 days, 6.68% if paid within 80 days, 7.50% if paid within 90 days and 2.0% for each 15 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

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

The combined balance due to the factors as of March 31, 2012 and December 31, 2011 was $87,203 and $317,293, respectively. Factor expense charged to operations for the three months ended March 31, 2012 and 2011 amounted to $26,380 and $0, respectively.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of March 31, 2012 and December 31, 2011. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

The Company had additional loans payable to related parties totaling $137,434 and $113,629 at March 31, 2012 and December 31, 2011, respectively. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of March 31, 2011 and 2011:

	March 31,	December 31,
	2012	2011
Commissions payable	$ 171,778	$ 171,778
Excise taxes payable	75,954	101,262
Accrued expenses and other liabilities	122,066	62,424
Total other current liabilities	$ 369,798	$ 335,464

(8)

NOTE 7 – LONG TERM DEBT

The Company assumed an unsecured promissory note agreement with an individual lender in the amount of $128,500 at an annual interest rate of 24%, due upon the mutual agreement of the parties. The loan was transferred into Wodka from a related entity as a deemed distribution. The Company borrowed an additional $55,000 from this individual lender under the same terms. The additional proceeds were used to fund operations. The balance of this loan was $183,500 as of March 31, 2012 and December 31, 2011. The loan is personally guaranteed by a related party.

On January 1, 2012, the Company engaged this individual lender to provide business advisory services in exchange for 100,000 shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of March 31, 2012 and December 31, 2011.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $137,434 and $113,629 at March 31, 2012 and December 31, 2011, respectively, and are unsecured and non-interest bearing with no stated payment terms.

The Company owes consulting fees totaling $0 and $2,705, at March 31, 2012 and 2011, respectively, to a member under a consulting agreement dated October 1, 2009. Consulting fee expense related to this agreement totaled $60,000 and $18,820 for the three months ended March 31, 2012 and 2011, respectively.

As noted above, Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $340,796 in relation to this arrangement for the three months ended March 31, 2012. The Company recorded advertising expense and a reduction of prepaid expenses from prior year capital contributions from non-controlling interests of $438,884 in relation to this arrangement for the three months ended March 31, 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has a pending settlement with Incubrands Spirits Group (“Incubrands”) in connection with an equity agreement (the “Agreement”), dated April 30, 2007. Pursuant to the Agreement, Incubrands claimed commission fees of $191,778 incurred during the agreement period with a predecessor of the Company. Panache assumed this liability upon Panache’s creation in February 2010 and recorded $162,309 as a deemed distribution, since the liability was transferred from a related entity. The balance as of March 31, 2012 and December 31, 2011 was $171,778.

The Company rents furnished office space on a month-to-month basis. Rent expense was $3,080 and $2,825 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

In the first quarter of 2012, the Company issued 280,000 shares of commons stock and 280,000 stock warrants for cash proceeds of $320,000. The Company used the Black Scholes model to bifurcate the value of the stock warrants from the common stock. The following weighted average assumptions were used in the Black Scholes calculation:

Risk free rate	0.2%
Expected dividend yield	0.0%
Expected volatility	76%
Expected life of options	1.16 years
Exercise price	$1.79
Stock price on issuance date	$1.53

Based on this calculation, the Company determined the value of the common stock was $253,074 and the value of the stock warrants was $66,926 at issuance.

On March 1, 2012, the Company modified 845,000 existing warrants to extend the expiration date. The Company used the Black Scholes model to determine the increase in value of the warrants caused by this modification. Based on this calculation, the Company determined that the modification increased the value of the warrants by $148,395 and therefore increased Common Stock – Warrants and decreased Additional Paid in Capital by $148,395.

The following table shows the warrant activity for the three months ended March 31, 2012:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	1,373,500	$ 1.35
Issued	280,000	1.79
Exercised	(200,000)	1.50
Expired	(58,500)	1.32
Outstanding of March 31, 2012	1,395,000	$ 1.42	0.9 years	$ 254,250

As noted above in Note 7 - Long Term Debt, the Company engaged an individual on January 1, 2012 to provide business advisory services through June 30, 2012 in exchange for 100,000 shares of common stock. The Company valued the common stock at $100,000, which is the value of the services provided. The Company recognized $50,000 of professional fee expense during the three months ended March 31, 2012. Prepaid expenses relating to this agreement were $50,000 as of March 31, 2012.

On January 1, 2012, the Company engaged a marketing firm to provide business advisory services from January 1, 2012 to June 30, 2012 in exchange for 100,000 shares of common stock. The Company valued the common stock at $100,000, which was the value of the services provided. The Company recognized $50,000 of professional fee expense during the three months ended March 31, 2012. Prepaid expenses relating to this agreement were $50,000 as of March 31, 2012.

The Company also issued 20,000 shares of common stock to an accounting firm to provide accounting and advisory services. The Company valued the common stock at $20,000, which was the value of the accounting services provided. The Company used these services in the first quarter of 2012 and accordingly recognized $20,000 of professional fee expense for the three months ended March 31, 2012.

The Company recognized $49,250 of compensation expense for the three months ended March 31, 2012 in relation to the grants of 30,000 shares of common stock to employees as stock-based compensation. The shares immediately vested and the fair value of this stock issuance was determined by the closing price of the common stock on the grant date.

(9)

NOTE 11 – NON-CONTROLLING INTERESTS

As of March 31, 2012 and December 31 2011, the non-controlling interests balance was $(235,601) and $(123,696), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the three months ended March 31, 2012 and 2011, $212,459 and $0, respectively, of Wodka’s net loss was allocated to Panache and $452,701 and $599,231, respectively, was allocated to noncontrolling interests.

NOTE 12 – CONCENTRATIONS AND RISK

Major customers

The Company had two customers representing approximately 96% of revenues for the three months ended March 31, 2012. These customers represented approximately 96% of the receivables outstanding as of March 31, 2012.

The Company had one customer representing approximately 66% of revenues for the period ended March 31, 2011. This customer represented approximately 59% of the receivables outstanding as of March 31, 2011.

Major suppliers

The Company had one supplier represent approximately 94% of purchases for the three months ended March 31, 2012. This supplier represented approximately 43% of the payables outstanding as of March 31, 2012.

The Company had one supplier representing approximately 87% of purchases for the three months ended March 31, 2011. This supplier represented approximately 44% of the payables outstanding as of March 31, 2011.

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

NOTE 13 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three months ended March 31, 2012, respectively.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended March 31,
	2012	2011
Numerator:
Net (loss) income attributable to Panache Beverage, Inc.	$ (835,840)	$ 101,286

Denominator:
Weighted average shares outstanding	25,520,199	N/A

Basic net (loss) income per share	$ (0.03)	N/A

NOTE 14 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2012, the Company had an accumulated deficit of $1,231,843. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 21, 2012, the date on which these financial statements were available to be issued.

(10)

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

Pursuant to the terms of the Agreement, two simultaneous transactions were consummated at closing, as follows: (i) Mr. Bongiovanni delivered 2,560,000 shares of our common stock to Mr. James Dale in exchange for total payments of $125,000 in cash and (ii) we issued to the Panache Members an amount equal to 17,440,000 new investment shares of our common stock pursuant to Rule 144 under the Securities Act of 1933, as amended, in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache from the Panache Members. Upon completion of the exchange, Panache became our wholly-owned subsidiary. Panache is currently 65.5% owner of Wodka LLC, a New York Limited Liability Company. All of these conditions to closing have been met, and we, Panache, the Panache Members and our Majority Shareholders declared the exchange transaction consummated on August 19, 2011. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Panache) and as a re-organization by the accounting acquiree (the Company).

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

(11)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenues

Revenues were $368,483 and $433,180 for the three months ended March 31, 2012 and 2011, respectively. We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales returns and allowances by $29,900 and $16,110 during the three months ended March 31, 2012 and 2011, respectively.

The decrease in revenue during the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to the production delays at our supplier in Bialystok, Poland. The distillery experienced difficulties in supplying Wodka and Alchemia products due to a number of issues beyond its control. The production delays resulted in the backlog of 13 customer orders totaling $454,079 in gross sales. Based on the distillers’ most recent production schedule and our analysis, the entire backlog should be cleared by the end of the second quarter. As a result of resolving production issues and filling the backlog we project significantly higher sales in Q2 of 2012.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor are included in cost of goods sold. Cost of goods sold was $258,129, or approximately 70% of revenue, and $229,681, or approximately 53% of revenue, during the three months ended March 31, 2012 and 2011, respectively.

The increase in COGS as a percentage of revenue during the three month period ended March 31,2012 in comparison to the same period in 2011 is mostly due to a significant customer switching to direct shipments from Wodka's supplier. This change decreases profit margins, but reduces certain operating expenses resulting in improved long-term financial performance.

Expenses

Operating expenses were $1,387,835 and $686,490 for the three months ended March 31, 2012 and 2011, respectively.

The increase in operating expenses during the three month ended March 31, 2012 compared to the three months ended March 31, 2011 was the result of Panache becoming a public company and its rapid growth. As a new public company Panache incurred substantial accounting and legal expenses, as well as financial consulting, research, and investor relations expenditures. However, substantial portion of these fees were paid in stock of Panache Beverage Inc. to alleviate pressure on cash reserves.

As part of its expansion and growth efforts, the Company has hired new employees and incurred higher employee compensation, executive recruiting, insurance, and T&E expenses in the first quarter of 2012. Management projects substantially lower operating expenses in the second quarter of 2012.

Net Income / (Loss)

The Company’s net (loss) income for stockholders was $(835,840) and $101,286 for the three months ended March 31, 2012 and 2011, respectively. The change in net income (loss) during the three months ended March 31, 2012 was attributable to the decrease in revenue, lower profit margins and higher operating expenses.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were $436.778 and $148,590 for the three months ended March 31, 2012 and 2011, respectively. Negative cash flows from operations for the three months ended March 31, 2012 were due primarily to the net loss of $835,840, plus the loss allocated to non-controlling interests of $452,701 offset by non-cash advertising and consulting expenses of $560,796. Negative cash flows from operations for the three months ended March 31, 2011 were due primarily to the loss allocated to non-controlling interest of $599,231 and an increase in accounts payable of $105,796 offset by net income available to stockholders of $101,286 and non-cash advertising expense of $438,884.

Cash flows used in investing activities in both 2012 and 2011 were due to the purchase of equipment.

Cash flows provided by financing activities were $388,715 and $160,720 during the three months ended March 31, 2012 and 2011, respectively. Positive cash flows from financing activities during the three months ended March 31, 2012 were due primarily to proceeds of $595,000 from sales of common stock offset by the net reduction of due to factor. Positive cash flows from financing activities during the three months ended March 31, 2011 were due primarily to net proceeds from notes payable of $127,250 and net proceeds from loans payable from related parties of $33,470.

We project that we will need additional capital of $1,200,000 to fund operations over the next 12 months.

Overall, we have funded our cash needs from inception through March 31, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $100,961 on hand as of March 31, 2012. Currently, we may not be able to sustain our capital needs because we do not have enough cash to fund our operations for the next six months. This is based on current negative cash flows from operating activities and net losses during the periods. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,200,000 per year. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(12)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

(13)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2012, the Company issued 100,000 shares of common stock to an individual in exchange for business advisory services to be provided from January 1, 2012 to June 30, 2012. The Company valued the common stock at $100,000, which is the value of the services provided. The Company recognized $50,000 of professional fee expense during the three months ended March 31, 2012. Prepaid expenses relating to this agreement were $50,000 as of March 31, 2012.

On February 22, 2012, the Company issued 100,000 shares of common stock to ADL Marketing in exchange for business advisory services to be provided from January 1, 2012 to June 30, 2012. The Company valued the common stock at $100,000, which is the value of the services provided. The Company recognized $50,000 of professional fee expense during the three months ended March 31, 2012. Prepaid expenses relating to this agreement were $50,000 as of March 31, 2012.

On February 22, 2012, the Company issued 20,000 shares of common stock to Rudney Solomon Cohen and Felzer, PC to provide accounting and advisory services. The Company valued the common stock at $20,000, which was the value of the accounting services provided. The Company used these services in the first quarter of 2012 and accordingly recognized $20,000 of professional fee expense for the three months ended March 31, 2012.

On March 2, 2012, the Company issued 100,000 shares of common stock in accordance with the exercise of a common stock warrant. The Company received $125,000 of proceeds in relation to this transaction.

On March 19, 2012, the Company issued 120,000 shares of common stock in accordance with the exercise of a common stock warrant. The Company received $150,000 of proceeds in relation to this transaction.

The Board of Directors approved the following stock issuances in 2012:

Date	Number of Shares	Cash Investment

January 30, 2012	40,000	$ 40,000
February 14, 2012	50,000	50,000
February 21, 2012	20,000	20,000
February 27, 2012	10,000	10,000
February 27, 2012	80,000	100,000
March 13, 2012	80,000	100,000
	280,000	$ 320,000

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the

Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the

Sarbanes-Oxley Act of 2002

Reports on Form 8-K

1.	On January 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

2.	On April 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: May 21, 2012	By:	/s/ James Dale
James Dale Chief Executive Officer

(15)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002