Form 10-Q
period 2012-06-30
Panache Beverage, Inc.
filed 2012-08-20
CIK 1314054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes [ ] No [ ]

Number of shares of common stock, par value $.001, outstanding as of August 10, 2012: 26,382,891

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

(1)

PART I. FINANCIAL INFORMATION

(2)

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$21,242	$152,464
Accounts receivable – net	640,207	430,087
Inventory	71,030	41,723
Prepaid expenses and other current assets	109,774	106,661
Total Current Assets	842,253	730,935

Property and Equipment - net	12,358	6,565

TOTAL ASSETS	$854,611	$737,500

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$869,677	$621,397
Due to factor	385,333	317,293
Notes payable	50,500	28,000
Loans payable – related parties	421,437	358,629
Consulting fees payable – related party	—	2,705
Accrued interest	38,860	38,860
Other current liabilities	423,494	335,464
Total Current Liabilities	2,189,301	1,702,348

Long term debt	183,500	183,500

Total Liabilities	2,372,801	1,885,848

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 26,332,891 and 25,107,891 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	26,333	25,108
Additional paid in capital	2,603,815	1,303,412
Additional paid in capital - warrants	285,869	163,097
Treasury stock, at cost, 50,000 and 0 shares as of June 30, 2012 and December 31, 2011, respectively	(50,000)	—
Retained (deficit)	(4,112,146)	(2,516,269)
Total stockholders' deficit	(1,246,129)	(1,024,652)
Non-controlling interests	(272,061)	(123,696)
Total Equity (Deficit)	(1,518,190)	(1,148,348)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$854,611	$737,500

(3)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES - NET	$671,041	$398,512	$1,039,524	$831,692

COST OF GOODS SOLD	438,211	387,771	696,340	647,452

GROSS PROFIT	232,830	10,741	343,184	184,240

OPERATING EXPENSES
Advertising and promotion	240,326	505,331	527,101	1,002,246
Consulting	62,740	42,856	284,409	63,817
Professional fees	335,333	54,411	622,003	65,225
General and administrative	454,208	98,399	888,706	256,199
TOTAL OPERATING EXPENSES	1,092,607	700,997	2,322,219	1,387,487

LOSS FROM OPERATIONS	(859,777)	(690,256)	(1,979,035)	(1,203,247)

OTHER EXPENSE
Interest expense	(12,091)	(34,114)	(23,151)	(34,114)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(871,868)	(724,370)	(2,002,186)	(1,237,361)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	111,830	621,794	406,309	1,221,025

LOSS BEFORE PROVISION FOR INCOME TAXES	(760,038)	(102,576)	(1,595,877)	(16,336)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(760,038)	$(102,576)	$(1,595,877)	$(16,336)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.03)	N/A	$(0.06)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,332,891	N/A	25,839,924	N/A

(4)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the six months ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(1,595,877)	$(16,336)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Non-controlling interest	(406,309)	(1,221,025)
Depreciation	2,647	417
Bad debt expense	—	2,026
Stock issued for services rendered	395,000	—
Advertising expense from capital contribution	257,944	905,655
Stock-based compensation	56,900	—
Changes in assets and liabilities:
Accounts receivable	(210,120)	(145,806)
Inventory	(29,307)	43,499
Prepaid expenses	(3,113)	—
Accounts payable	248,280	126,126
Consulting fees payable – related party	(2,705)	(31,390)
Accrued interest	—	(5,705)
Other current liabilities	88,030	16,308
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,198,630)	(326,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,440)	(1,658)
CASH FLOWS USED IN INVESTING ACTIVITIES	(8,440)	(1,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	22,500	328,521
Repayments of notes payable	—	(355,104)
Proceeds from loans payable – related parties	62,808	283,511
Repayments of loans payable – related parties	—	(166,106)
Net increase in due to factor	68,040	161,588
Contributions from non-controlling interests	—	54,505
Proceeds from issuance of stock and warrants	972,500	—
Repurchase of treasury stock	(50,000)	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,075,848	306,915

NET INCREASE (DECREASE) IN CASH	(131,222)	(20,974)
Cash, beginning of period	152,464	29,776
Cash, end of period	$21,242	$8,802

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,151	$28,409

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services rendered	$395,000	$—
Capital contribution – Advertising services	$257,944	$—

(5)

ITEM 1. FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Page #

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	3

Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	4

Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011	5

Notes to Consolidated Financial Statements (unaudited)	7 - 11

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

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped. Some sales contracts contain customer acceptance provisions that grant a right of return. Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled. Customers may also return any product that does not comply with all applicable laws and regulations. We record revenue net of the estimated cost of sales returns and allowances. Gross revenue was reduced due to sales returns and allowances by $425 and $42 during the three months ended June 30, 2012 and 2011, respectively and $30,325 and $16,152 during the six months ended June 30, 2012 and 2011, respectively.

Sales discounts were $0 and $24,910 for the three months ended June 30, 2012 and 2011 and $22,266 and $28,180 for the six months ended June 30, 2012 and 2011.

From time to time the Company provides incentives to its customers in the form of free product. The costs associated with producing this product is included as an expense in costs of goods sold. No revenue is recognized with respect to such product giveaways. The Company gave away product costing $1,440 during the three and six months ended June 30, 2012 and $1,493 during the three and six months ended June 30, 2011.

Advertising

Advertising costs are expensed as incurred and aggregated $240,326 and $505,330 for the three months ended June 30, 2012 and 2011, respectively and $527,101 and $1,002,246 for the six months ended June 30, 2012 and 2011, respectively.

Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $75,371 and $466,770 in relation to this arrangement for the three months ended June 30, 2012 and 2011, respectively and $257,944 and $905,655 in relation to this arrangement for the six months ended June 30, 2012 and 2011, respectively.

(7)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2011 Annual Report on Form 10-K and remain unchanged as of June 30, 2012.

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

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management review of outstanding balances, no allowance for doubtful accounts was recorded as of June 30, 2012 and 2011.

Bad debt expense was $0 for the three months ended June 30, 2012 and 2011. Bad debt expense was $0 and $2,026 for the six months ended June 30, 2012 and 2011.

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services. The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services. The Company recognized $151,653 and $0 of professional fee expense in relation to these agreements for the three months ended June 30, 2012 and 2011, respectively and $320,529 and $0 of professional fee expense in relation to these agreements for the six months ended June 30, 2012 and 2011. Prepaid expenses relating to these agreements were $54,683 and $101,563 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 4 – FACTORING AGREEMENT

On June 10, 2011, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 70% of the net amount of eligible accounts receivable up to a maximum of $1,000,000. On

September 22, 2011, the factor increased the advance to 75% of eligible accounts receivable. On March 19, 2012, the factor reduced the advance to 70% of eligible accounts receivable. The factor's purchase of the eligible accounts receivable includes a discount fee which is deducted from the face value of each collection. The Discount Fee is based on the number of days outstanding from the date of purchase. The Discount Fee is 2.50% if paid within 40 days, 3.34% if paid within 50 days, 4.18% if paid within 60 days, 5.00% if paid within 60 days, 5.84% if paid within 70 days, 6.68% if paid within 80 days, 7.50% if paid within 90 days and 2.0% for each 15 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

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

The combined balance due to the factors as of June 30, 2012 and December 31, 2011 was $385,333 and $317,293, respectively. Factor expense charged to operations for the three months ended June 30, 2012 and 2011 amounted to $31,284 and $3,846, respectively and for the six months ended June 30, 2012 and 2011 amounted to $57,663 and $3,846, respectively.

(8)

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of June 30, 2012 and December 31, 2011. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

The Company also has an additional outstanding amount due to its chief executive officer due to the Company’s repurchase of 50,000 treasury shares on June 1, 2012 for $50,000. As of June 30, 2012, the remaining balance was $41,807.

The Company had additional loans payable to related parties totaling $134,629 and $113,629 at June 30, 2012 and December 31, 2011, respectively. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2012	December 31, 2011

Commissions payable	$171,778	$171,778
Excise taxes payable	77,034	101,262
Accrued salaries	57,498	—
Accrued expenses and other liabilities	117,184	62,424
Total other current liabilities	$423,494	$335,464

NOTE 7 – LONG TERM DEBT

The Company assumed an unsecured promissory note agreement with an individual lender in the amount of $128,500 at an annual interest rate of 24%, due upon the mutual agreement of the parties. The loan was transferred into Wodka from a related entity as a deemed distribution. The Company borrowed an additional $55,000 from this individual lender under the same terms. The additional proceeds were used to fund operations. The balance of this loan was $183,500 as of June 30, 2012 and December 31, 2011. The loan is personally guaranteed by a related party.

On January 1, 2012, the Company engaged this individual lender to provide business advisory services in exchange for 100,000 shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of June 30, 2012 and December 31, 2011.

The Company also has an additional outstanding amount due to its chief executive officer due to the Company’s repurchase of 50,000 treasury shares on June 1, 2012 for $50,000. As of June 30, 2012, the remaining balance was $41,807.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $134,629 and $113,629 at June 30, 2012 and December 31, 2011, respectively, and are unsecured and non-interest bearing with no stated payment terms.

The Company owes consulting fees totaling $0 and $2,705, at June 30, 2012 and December 31 2011, respectively, to a member under a consulting agreement dated October 1, 2009. Consulting fee expense related to this agreement totaled $0 and $41,180 for the three months ended June 30, 2012 and 2011, respectively and $60,000 for the six months ended June 30, 2012 and 2011.

As noted above, Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $75,371 and $257,944 in relation to this arrangement for the three and six months ended June 30, 2012. The Company recorded advertising expense and a reduction of prepaid expenses from prior year capital contributions from non-controlling interests of $466,770 and $905,655 in relation to this arrangement for the three and six months ended June 30, 2011.

(9)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has a pending settlement with Incubrands Spirits Group (“Incubrands”) in connection with an equity agreement (the “Agreement”), dated April 30, 2007. Pursuant to the Agreement, Incubrands claimed commission fees of $191,778 incurred during the agreement period with a predecessor of the Company. Panache assumed this liability upon Panache’s creation in February 2010 and recorded $162,309 as a deemed distribution, since the liability was transferred from a related entity. The balance as of June 30, 2012 and December 31, 2011 was $171,778.

The Company rents furnished office space on a month-to-month basis. Rent expense was $3,240 and $3,000 for the three months ended June 30, 2012 and 2011, respectively and $6,320 and $5,825 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

In the second quarter of 2012, the Company issued 290,000 shares of common stock and 181,250 stock warrants for cash proceeds of $362,500. In the first six months of 2012, the Company issued 570,000 shares of common stock and 461,250 stock warrants for cash proceeds of $682,500. The Company used the Black Scholes model to bifurcate the value of the stock warrants from the common stock. The following weighted average assumptions were used in the Black Scholes calculation:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Risk free rate	0.2%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	74%	75%
Expected life of options	1.55 years	1.31 years
Exercise price	$2.00	$1.87
Stock price on issuance date	$1.41	$1.48

For shares and warrants issued in the second quarter of 2012, the Company determined the value of the common stock was $314,376 and the value of the stock warrants was $48,124 at issuance. For shares and warrants issued during the six months of 2012, the Company determined the value of the common stock was $567,450 and the value of the stock warrants was $115,050 at issuance.

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

The following table shows the warrant activity for the six months ended June 30, 2012:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	1,373,500
Issued	461,250
Exercised	(210,000)
Expired	(438,500)
Outstanding of June 30, 2012	1,186,250	$1.48	1.0 years	$130,900

As noted above in Note 7 - Long Term Debt, the Company engaged an individual on January 1, 2012 to provide business advisory services through June 30, 2012 in exchange for 100,000 shares of common stock. The Company valued the common stock at $100,000, which is the value of the services provided. The Company recognized $50,000 and $100,000 of professional fee expense during the three and six months ended June 30, 2012.

On January 1, 2012, the Company engaged a marketing firm to provide business advisory services from January 1, 2012 to June 30, 2012 in exchange for 100,000 shares of common stock. The Company valued the common stock at $100,000, which was the value of the services provided. The Company recognized $50,000 and $100,000 of professional fee expense during the three and six months ended June 30, 2012.

The Company also issued 20,000 shares of common stock to an accounting firm to provide accounting and advisory services. The Company valued the common stock at $20,000, which was the value of the accounting services provided. The Company used these services in the second quarter of 2012 and accordingly recognized $0 and $20,000 of professional fee expense for the three and six months ended June 30, 2012.

On April 1, 2012, the Company engaged a consulting firm to provide business advisory services from April 1, 2012 to June 30, 2012 in exchange for 150,000 shares of common stock. The Company valued the common stock at $150,000, which was the value of the services provided. The Company recognized $150,000 of professional fee expense during the three and six months ended June 30, 2012.

On May 30, 2012, the Company engaged a marketing firm to provide business advisory services from May 30, 2012 to May 30, 2013 in exchange for 20,000 shares of common stock. The Company valued the common stock at $25,000, which was the value of the services provided. The Company recognized $2,083 of professional fee expense during the three and six months ended June 30, 2012.

The Company recognized $7,650 and $56,900 of compensation expense for the three and six months ended June 30, 2012 in relation to the grants of 35,000 shares of common stock to employees as stock-based compensation. The shares immediately vested and the fair value of this stock issuance was determined by the closing price of the common stock on the grant date.

(10)

NOTE 11 – NON-CONTROLLING INTERESTS

As of June 30, 2012 and December 31 2011, the non-controlling interests balance was $(272,061) and $(123,696), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the three months ended June 30, 2012 and 2011, $69,219 and $16,333 respectively, of Wodka’s net loss was allocated to Panache and $111,830 and $621,794, respectively, was allocated to noncontrolling interests.

For the six months ended June 30, 2012 and 2011, 281,678 and $16,333, respectively, of Wodka’s net loss was allocated to Panache and $406,309 and $1,221,025, respectively, was allocated to noncontrolling interests.

NOTE 12 – CONCENTRATIONS AND RISK

Major customers

The Company had two customers representing approximately 96% of revenues for the three months ended June 30, 2012. These customers represented approximately 96% of the receivables outstanding as of June 30, 2012.

The Company had two customers representing approximately 93% of revenues for the three months ended June 30, 2011. This customer represented approximately 97% of the receivables outstanding as of June 30, 2011.

The Company had two customers representing approximately 96% of revenues for the six months ended June 30, 2012. These customers represented approximately 96% of the receivables outstanding as of June 30, 2012.

The Company had one customer representing approximately 76% of revenues for the six months ended June 30, 2011. This customer represented approximately 77% of the receivables outstanding as of June 30, 2011.

Major suppliers

The Company had one supplier represent approximately 96% of purchases for the three months ended June 30, 2012. This supplier represented approximately 60% of the payables outstanding as of June 30, 2012.

The Company had one supplier representing approximately 93% of purchases for the three months ended June 30, 2011. This supplier represented approximately 54% of the payables outstanding as of June 30, 2011.

The Company had one supplier represent approximately 89% of purchases for the six months ended June 30, 2012. This supplier represented approximately 60% of the payables outstanding as of June 30, 2012.

The Company had one supplier representing approximately 91% of purchases for the six months ended June 30, 2011. This supplier represented approximately 54% of the payables outstanding as of June 30, 2011.

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

NOTE 13 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three and six months ended June 30, 2012, respectively.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income attributable to Panache Beverage, Inc.	$(760,038)	$(102,576)	$1,595,877	$(16,336)

Denominator:
Weighted average shares outstanding	26,332,891	N/A	25,839,924	N/A

Basic net (loss) income per share	$(0.03)	N/A	$(0.06)	N/A

(11)

NOTE 14 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2012, the Company had an accumulated deficit of $1,518,190. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2012, the date on which these financial statements were available to be issued.

(12)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and well as our most recent Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see “CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION”

We use the terms “Panache,” “the Company,” “we,” “us,” and “our” to refer to Panache Beverage Inc., its subsidiaries and predecessors, unless indicated otherwise.

Business Overview

Panache Beverages, Inc. is an alcoholic beverage company specializing in the development, global sales and marketing of spirits brands. The Company's expertise lies in the strategic development and aggressive early growth of its brands establishing its assets as viable and attractive acquisition candidates for the major global spirits companies. Panache intends to build its brands as individual acquisition candidates while continuing to develop its pipeline of new brands into the Panache portfolio. Panache's existing portfolio contains three brands:

Wodka Vodka (www.welovewodka.com)

Wodka is triple distilled and charcoal filtered earning it a 90 point rating by the Beverage Testing Institute – a first for any brand available for under $10. Wodka was developed as an egalitarian brand – coming from the position that consumers shouldn’t have to pay $30 for a bottle of quality vodka. This position was authentic – the brand was discovered by Panache while walking through Polmos Bialystock distillery in Eastern Poland – Wodka Vodka, a relic from Poland's communist era, was government owned/issued vodka. Wodka stands tall in the exploding category of ‘quality for value’ spirit brands. It is uniquely positioned in the category as fun, quirky, aloof – all attributes which have been embraced by trade and consumers making Wodka a true “brand” very quickly.

Alchemia Infused Vodka (www.alchemiainfusions.com)

Alchemia is a premium, traditional Polish vodka that is naturally infused with select raw ingredients and made in the “Spiritus Vini”, or “Spirit of Wine”. The spirit is available in three varieties: Chocolate, Ginger, and Wild Cherry. Alchemia’s infusions are a fresh escape for consumers who have been offered very little from a spirits world rife with the artificially flavored vodkas presently taking up store shelves and back bars. Alchemia has found a strategic niche in the exploding culinary world and is being favored by celebrity chefs and their restaurants. Cherry received a 94 PTS by Wine Enthusiast and was named a Top 50 Spirit for 2011, whereas Chocolate received a 92 by The Tasting Panel.

Alibi American Whiskey (www.alibiamerica.com)

Showing its propensity to stir up a little controversy, Panache is finishing test marketing for its latest creation, Alibi American Whiskey. Alibi has been developed to exploit a gap in the exploding brown spirits category – the need for an edgy, cool, premium Whiskey that appeals to the younger generation of legal age drinkers. While we could focus on the fact that Alibi is affordable premium Whiskey, distilled from Rye, aged four years in new American oak barrel — we think that's rather mundane. Alibi is an elixir for the flawed human spirit in all of us, a tonic for sin and an excuse for vulnerability. We created the spirit because we know mankind needs an out, a way to feel better about those poor decisions that will invariably be made. Everyone needs an Alibi.

History

The Company was incorporated in Florida effective December 28, 2004 and provided motorcycle repair services to customers located in and around the Charlotte, North Carolina area. Subsequent to the Plan of Exchange executed on August 19, 2011, the Company has continued operations of Panache, an alcoholic beverage company specializing in the development and global sales and marketing of spirits brands, and no longer be engaged in the business of motor cycle repair services.

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

Today, Panache has developed a unique set of wholesale and retail relationships as well as sales and marketing infrastructure and proprietary partnerships enabling it to successfully develop, roll out and exit its brands.

Operational Highlights for the three months ended June 30, 2012

Panache continued its expansion into foreign markets by tapping O.B.H. Wine and Spirits Inc. as an exclusive partner to represent Wodka and Alchemia brands in Canada. Panache and O.B.H are in the process of securing approval from the Legal Control Board of Ontario to sell and market the brands throughout all provinces and territories of Canada.

Wodka Vodka has been accepted as a core range product for LMG Bottlemart Group, which represents 12% of total Australian packaged liquor market and comprises over 2,000 members throughout the country. The acceptance of Wodka by LMG Bottlemart is an endorsement of the brand’s strategy, marketing, and pricing.

Alibi American Whiskey has received its Certificate of Label Approval from Alcohol and Tobacco Tax and Trade Bureau. The approval paves the way for Panache to roll out this highly anticipated brand in the third quarter of this year.

Panache added five distributors and expanded into three states in the second quarter of 2012. Our brands are now available in 30 states across the United States.

(13)

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenues

Revenues were $671,041 and $398,512 for the three months ended June 30, 2012 and 2011, respectively, an increase of 68%. Revenues were $1,039,524 and $831,692 for the six months ended June 30, 2012 and 2011, respectively, an increase of 25%. We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales returns and allowances by $425 and $42 during the three months ended June 30, 2012 and 2011, respectively and $30,325 and $16,152 during the six months ended June 30, 2012 and 2011, respectively.

The increase in revenue during the three and six months ended June 30, 2012 compared to the same period in 2011 was primarily due to the implementation of our marketing strategies in new markets and growth in existing markets. Specifically, sales in international markets have increased substantially.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor would be examples of cost of goods sold items. Cost of goods sold was $438,211, or 65% of revenue, and $387,771, or approximately 97% of revenue, during the three months ended June 30, 2012 and 2011, respectively. Cost of goods sold was $696,340, or approximately 67% of revenue, and $647,452, or approximately 78% of revenue, during the six months ended June 30, 2012 and 2011, respectively.

The decrease in costs of goods sold as a percentage of revenue during the three and six month periods ended June 30, 2012 in comparison to the same periods in 2011 is mostly due increased efficiencies in operations and higher gross profit on international sales, which accounted for a higher percentage of sales in 2012.

Expenses

Operating expenses were $1,092,607 and $700,997 for the three months ended June 30, 2012 and 2011, respectively and $2,322,219 and $1,387,487 for the six months ended June 30, 2012 and 2011, respectively.

The increase in operating expenses during the three and six month ended June 30, 2012 compared to the three and six months ended June 30, 2011 was the result of Panache becoming a public company and its rapid growth. As a new public company Panache incurred substantial accounting and legal expenses, as well as financial consulting, research, and investor relations expenditures. However, substantial portion of these fees were paid in stock of Panache Beverage Inc. to alleviate pressure on cash reserves.

As part of its expansion and growth efforts, the Company has hired new employees and incurred higher employee compensation, executive recruiting, insurance, and travel and entertainment expenses in the first half of 2012.

Net Loss

The Company’s net loss for stockholders was $760,038 and $102,576 for the three months ended June 30, 2012 and 2011, respectively and $1,595,877 and $16,336 for the six months ended June 30, 2012 and 2011, respectively. The change in net loss during the three and six months ended June 30, 2012 was attributable to higher operating expenses and less loss allocated to non-controlling interests.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were $1,198,630 and $326,231 for the six months ended June 30, 2012 and 2011, respectively. Negative cash flows from operations for the six months ended June 30, 2012 were due primarily to the net loss of $1,595,877 and the loss allocated to non-controlling interests of $406,309 offset by non-cash advertising of $257,944 and stock issued for services and compensation of $451,900. Negative cash flows from operations for the six months ended June 30, 2011 were due primarily to the net loss of $16,336 and the loss allocated to non-controlling interests of $1,221,025 offset by non-cash advertising of $905,655.

Cash flows used in investing activities in both 2012 and 2011 were due to the purchase of equipment.

Cash flows provided by financing activities were $1,075,848 and $306,915 during the six months ended June 30, 2012 and 2011, respectively. Positive cash flows from financing activities during the six months ended June 30, 2012 were due primarily to proceeds of $972,500 from sales of common stock. Positive cash flows from financing activities during six months ended June 30, 2011 were due primarily to net proceeds from loans payable to related parties of $117,405 and net increase in due to factor of $161,588.

We project that we will need additional capital of $1,650,000 to fund operations over the next 12 months.

Overall, we have funded our cash needs from inception through June 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $21,242 on hand as of June 30, 2012. Currently, we may not be able to sustain our capital needs because we do not have enough cash to fund our operations for the next three months. This is based on current negative cash flows from operating activities and net losses during the periods. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,650,000 per year. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(14)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

(15)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2012, the Company issued 100,000 shares of common stock to an individual in exchange for business advisory services to be provided from January 1, 2012 to June 30, 2012. The Company valued the common stock at $100,000, which is the value of the services provided. The Company recognized $50,000 and $100,000 of professional fee expenses during the three and six months ended June 30, 2012.

On February 22, 2012, the Company issued 100,000 shares of common stock to ADL Marketing in exchange for business advisory services to be provided from January 1, 2012 to June 30, 2012. The Company valued the common stock at $100,000, which is the value of the services provided. The Company recognized $50,000 and $100,000 of professional fee expenses during the three and six months ended June 30, 2012.

On February 22, 2012, the Company issued 20,000 shares of common stock to Rudney Solomon Cohen and Felzer, PC to provide accounting and advisory services. The Company valued the common stock at $20,000, which was the value of the accounting services provided. The Company used these services in the first quarter of 2012. The Company recognized $0 and $20,000 of professional fee expense for the six and three months ended June 30, 2012.

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

On April 18, 2012, the Company issued 150,000 shares of common stock to Steeltown Consulting Group, LLC and various affiliates in exchange for business advisory services to be provided from April 1, 2012 to June 30, 2012. The Company valued the common stock at $150,000, which was the value of the services provided. The Company recognized $150,000 of professional fee expense during the three and six months ended June 30, 2012.

On May 29, 2012, the Company issued 120,000 shares of common stock in accordance with the exercise of a common stock warrant. The Company received $150,000 of proceeds in relation to this transaction.

On May 30, 2012, the Company engaged a marketing firm to provide business advisory services from May 30, 2012 to May 30, 2013 in exchange for 20,000 shares of common stock. The Company valued the common stock at $25,000, which was the value of the services provided. The Company recognized $2,083 of professional fee expense during the three and six months ended June 30, 2012.

The Board of Directors approved the following stock issuances in 2012:

Date	Number of Shares	Cash Investment

January 30, 2012	40,000	$40,000
February 14, 2012	50,000	50,000
February 21, 2012	20,000	20,000
February 27, 2012	10,000	10,000
February 27, 2012	80,000	100,000
March 13, 2012	80,000	100,000
April 26, 2012	40,000	50,000
April 26, 2012	40,000	50,000
May 9, 2012	20,000	25,000
May 14, 2012	10,000	12,500
May 14, 2012	10,000	12,500
May 15, 2012	10,000	12,500
May 15, 2012	40,000	50,000
May 30, 2012	20,000	25,000
May 30, 2012	100,000	125,000
	570,000	$682,500

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

 Reports on Form 8-K

1.	On January 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

2.	On April 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

3.	On July 2, 2012, we filed a current report on Form 8-K to announce the resignation and election of members of the Board of Directors.

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: August 20, 2012	By:	/s/ James Dale
James Dale Chief Executive Officer