Form 10-Q/A
period 2012-03-31
Panache Beverage, Inc.
filed 2012-09-25
CIK 1314054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Yes [ ] No [ ]

Number of shares of common stock, par value $.001, outstanding as of September 18 , 2012: 26,422,891

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

(1)

EXPLANATORY NOTE

Panache Beverage, Inc. (“the Company”) is filing this Amendment No. 1 (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2012 (the “Original Form 10-Q”), to restate the Company’s unaudited consolidated financial statements for the three month period ended March 31, 2012 and amend related disclosures in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the original Form 10-Q due to the omission of the Consolidated Statement of Equity (Deficit) and an error in calculating Advertising and promotion expense and Loss attributable to non-controlling interest. This error does not result in a change to the Net loss attributable to Panache Beverage, Inc. The Company has also corrected an error in the reporting of Costs of goods sold for the three month period ended March 31, 2011.

In accordance with applicable SEC rules, this Amendment No. 1 includes certifications from our Chief Executive Officer and Acting Principal Accounting Officer dated as of the date of this filing.

(2)

(3)

ITEM 1. FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited) 5

Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited) ( restated ) 6

Consolidated Statement of Equity (Deficit) as of March 31, 2012 and December 31, 2011 (unaudited) ( restated ) 8

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited) ( restated ) 7

Notes to Consolidated Financial Statements (unaudited) ( restated ) 8-15

(4)

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

(5)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

	For the three months ended
	March 31,
	2012	2011
	(Restated)	(Restated)

REVENUES - NET	$368,483	$433,180

COST OF GOODS SOLD	258,129	259,681

GROSS PROFIT	110,354	173,499

OPERATING EXPENSES
Advertising and promotion	286,774	496,915
Consulting	221,669	20,961
Professional fees	286,670	10,814
General and administrative	434,498	157,800
TOTAL OPERATING EXPENSES	1,229,611	686,490

LOSS FROM OPERATIONS	(1,119,257)	(512,991)

OTHER EXPENSE
Interest expense	(11,060)	(14,954)

LOSS BEFORE NON-CONTROLLING INTERESTS AND PROVISION FOR INCOME TAXES	(1,130,317)	(527,945)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	294,477	599,231

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(835,840)	71,286

PROVISION FOR INCOME TAXES	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(835,840)	$71,286

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.03)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	25,520,199	N/A

(6)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the three months ended
	March 31,
	2012	2011
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(835,840)	$71,286
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Non-controlling interest	(294,477)	(599,231)
Depreciation	710	165
Bad debt expense	—	2,026
Stock issued for services rendered	220,000	—
Advertising expense from capital contribution	182,572	438,884
Stock-based compensation	49,250	—
Changes in assets and liabilities:
Accounts receivable	168,610	11,808
Inventory	18,535	7,308
Prepaid expenses	(120,383)	—
Accounts payable	138,946	(75,796)
Consulting fees payable – related party	(2,705)	4,884
Accrued interest	3,670	(196)
Other current liabilities	34,334	(9,728)
CASH FLOWS USED IN OPERATING ACTIVITIES	(436,778)	(148,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,440)	(1,658)
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,440)	(1,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	282,215
Repayments of notes payable	—	(154,965)
Proceeds from loans payable – related parties	23,805	105,922
Repayments of loans payable – related parties	—	(72,452)
Net reduction of due to factor	(230,090)	—
Proceeds from issuance of stock and warrants	595,000	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	388,715	160,720

NET INCREASE (DECREASE) IN CASH	(51,503)	10,472
Cash, beginning of period	152,464	29,776
Cash, end of period	$100,961	$40,248

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,730	$14,758

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services rendered	$220,000	$—
Capital contribution – Advertising services	$182,572	$—

(7)

PANACHE BEVERAGE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

(8)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Advertising

Advertising costs are expensed as incurred and aggregated $286,775 and $496,915 for the three months ended March 31, 2012 and 2011, respectively.

Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $182,572 and $438,884 in relation to this arrangement for the three months ended March 31, 2012 and 2011, respectively.

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2011 Annual Report on Form 10-K and remain unchanged as of March 31, 2012 .

(9)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

NOTE 2 - ACCOUNTS RECEIVABLE

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

NOTE 3 - PREPAID EXPENSES

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

NOTE 4 - FACTORING AGREEMENT

On June 10, 2011, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 70% of the net amount of eligible accounts receivable up to a maximum of $1,000,000. On September 22, 2011, the factor increased the advance to 75% of eligible accounts receivable. On March 19, 2012, the factor reduced the advance to 70% of eligible accounts receivable. The factor's purchase of the eligible accounts receivable will be at a discounted fee which is deducted from the face value of each collection. The Discount Fee, is based on the number of days outstanding from the date of purchase. The Discount Fee will be; 2.50% if paid within 40 days, 3.34% if paid within 50 days, 4.18% if paid within 60 days, 5.00% if paid within 60 days, 5.84% if paid within 70 days, 6.68% if paid within 80 days, 7.50% if

(10)

NOTE 4 – FACTORING AGREEMENT – (Continued)

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

NOTE 5 - LOANS PAYABLE – RELATED PARTIES

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

NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of March 31, 2011 and 2011:

	March 31,	December 31,
	2012	2011
Commissions payable	$171,778	$171,778
Excise taxes payable	75,954	101,262
Accrued expenses and other liabilities	122,066	62,424
Total other current liabilities	$369,798	$335,464

(11)

NOTE 7 - LONG TERM DEBT

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

NOTE 8 - RELATED PARTY TRANSACTIONS

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

As noted above, Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $182,572 in relation to this arrangement for the three months ended March 31, 2012. The Company recorded advertising expense and a reduction of prepaid expenses from prior year capital contributions from non-controlling interests of $438,884 in relation to this arrangement for the three months ended March 31, 2011.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

(12)

NOTE 10 - STOCKHOLDERS’ DEFICIT

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

The following table shows the warrant activity for the three months ended March 31, 2012:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	1,373,500	$1.35
Issued	280,000	1.79
Exercised	(200,000)	1.50
Expired	(58,500)	1.32
Outstanding of March 31, 2012	1,395,000	$1.42	0.9 years	$254,250

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

On January 1, 2012, the Company engaged a marketing firm to provide business advisory services from January 1, 2012 to June 30, 2012 in exchange for 100,000 shares of common stock. The Company valued the common stock at $100,000, which was the value of the services provided. The Company recognized $50,000 of professional fee expense during the three months ended March 31, 2012. Prepaid expenses relating to this agreement were $50,000 as of March 31, 2012

(13)

NOTE 10 - STOCKHOLDERS’ DEFICIT – (Continued)

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

NOTE 11 - NON-CONTROLLING INTERESTS

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

For the three months ended March 31, 2012 and 2011, $212,459 and $0, respectively, of Wodka’s net loss was allocated to Panache and $294,478 and $599,231, respectively, was allocated to noncontrolling interests.

NOTE 12 - CONCENTRATIONS AND RISK

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

(14)

NOTE 12 - CONCENTRATIONS AND RISK – (Continued)

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

NOTE 13 - LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three months ended March 31, 2012, respectively.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended March 31,
	2012	2011
Numerator:
Net (loss) income attributable to Panache Beverage, Inc.	$(835,840)	$71,286

Denominator:
Weighted average shares outstanding	25,520,199	N/A

Basic net (loss) income per share	$(0.03)	N/A

NOTE 14 - GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2012, the Company had a deficit of $1,231,844 . Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 15 - CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its consolidated statements of operations for the three months ended March 31, 2012 and 2011 to correct errors in its accounting. The Company also included the previously omitted consolidated statement of equity in its restated financial statements. The Company made an error in calculating Advertising and promotion expense and the Loss attributable to non-controlling interests for the three months ended March 31, 2012. The Company also made an error in reporting Costs of goods sold for the three months ended March 31, 2011.

The consolidated financial statements for the three months ended March 31, 2012 and 2011 have been restated to correct the errors detailed above.

Below are the previous and corrected balances for the three months ended March 31, 2012 and 2011:

March, 31, 2012 Financial Statements	Line Item	Corrected	Previously Stated
Income Statement	Advertising and Promotion Expense	$286,774	$444,998
Income Statement	Total Operating Expenses	$1,229,611	$1,387,835
Income Statement	Loss from Operations	$(1,119,257)	$(1,277,481)
Income Statement	Loss before Non-controlling Interests and Provision for Income Taxes	$(1,130,317)	$(1,288,541)
Income Statement	Loss attributable to Non-controlling Interests	$294,477	$452,701

March, 31, 2011 Financial Statements	Line Item	Corrected	Previously Stated
Income Statement	Costs of Goods Sold	$259,681	$229,681
Income Statement	Gross Profit	$173,499	$203,499
Income Statement	Loss from Operations	$(512,991)	$(482,991)
Income Statement	Loss before Non-controlling Interests and Provision for Income Taxes	$(527,945)	$(497,945)
Income Statement	Income before provision for income taxes	$71,286	$101,286
Income Statement	Net Income Attributable to Panache Beverage, Inc.	$71,286	$101,286

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 18 , 2012, the date on which these financial statements were available to be issued.

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

(16)

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

(17)

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

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor are included in cost of goods sold. Cost of goods sold was $258,129, or approximately 70% of revenue, and $259,681 , or approximately 60% of revenue, during the three months ended March 31, 2012 and 2011, respectively.

The increase in COGS as a percentage of revenue during the three month period ended March 31, 2012 in comparison to the same period in 2011 is mostly due to a significant customer switching to direct shipments from Wodka's supplier. This change decreases profit margins, but reduces certain operating expenses resulting in improved long-term financial performance.

Expenses

Operating expenses were $1,229,611 and $686,490 for the three months ended March 31, 2012 and 2011, respectively.

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

(18)

Net Income / (Loss)

The Company’s net (loss) income for stockholders was $(835,840) and $71,286 for the three months ended March 31, 2012 and 2011, respectively. The change in net income (loss) during the three months ended March 31, 2012 was attributable to the decrease in revenue, lower profit margins and higher operating expenses.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were $436,778 and $148,590 for the three months ended March 31, 2012 and 2011, respectively. Negative cash flows from operations for the three months ended March 31, 2012 were due primarily to the net loss of $835,840, plus the loss allocated to non-controlling interests of $294,477 offset by non-cash advertising and consulting expenses of $402,572 . Negative cash flows from operations for the three months ended March 31, 2011 were due primarily to the loss allocated to non-controlling interest of $599,231 and an increase in accounts payable of $75,796 offset by net income available to stockholders of $71,286 and non-cash advertising expense of $438,884.

Cash flows used in investing activities in both 2012 and 2011 were due to the purchase of equipment.

Cash flows provided by financing activities were $388,715 and $160,720 during the three months ended March 31, 2012 and 2011, respectively. Positive cash flows from financing activities during the three months ended March 31, 2012 were due primarily to proceeds of $595,000 from sales of common stock offset by the net reduction of due to factor. Positive cash flows from financing activities during the three months ended March 31, 2011 were due primarily to net proceeds from notes payable of $127,250 and net proceeds from loans payable from related parties of $33,470 .

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

(19)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

(20)

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

The Board of Directors approved the following stock issuances in 2012:

Date	Number of Shares	Cash Investment

January 30, 2012	40,000	$40,000
February 14, 2012	50,000	50,000
February 21, 2012	20,000	20,000
February 27, 2012	10,000	10,000
February 27, 2012	80,000	100,000
March 13, 2012	80,000	100,000
	280,000	$320,000

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

PANACHE BEVERAGE INC.

Date: September 25, 2012	By:	/s/ James Dale
James Dale Chief Executive Officer

(22)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002