Form 10-Q
period 2012-09-30
Panache Beverage, Inc.
filed 2012-11-19
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____to _____

Commission File Number: 000-52670

PANACHE BEVERAGE INC.
(Exact name of small business issuer as specified in its charter)

Florida	20-2089854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐                                No ☒

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
Yes ☐                                No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐                                No ☐

Number of shares of common stock, par value $.001, outstanding as of November 6, 2012:  26,422,891

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

ITEM 1.FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

PANACHE BEVERAGE, INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2012 AND 2011

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$47,904	$152,464
Accounts receivable – net	538,490	430,087
Inventory	4,689	41,723
Prepaid expenses and other current assets	101,641	106,661
Total Current Assets	692,724	730,935

Property and Equipment - net	10,421	6,565

TOTAL ASSETS	$703,145	$737,500

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$954,069	$621,397
Due to factor	299,997	317,293
Notes payable	293,132	28,000
Loans payable – related parties	567,827	358,629
Consulting fees payable – related party	-	2,705
Accrued interest	57,162	38,860
Other current liabilities	499,167	335,464
Total Current Liabilities	2,671,354	1,702,348

Long term debt	183,500	183,500

Total Liabilities	2,854,854	1,885,848

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 26,422,891 and 25,107,891 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	26,423	25,108
Additional paid in capital	2,726,617	1,303,412
Additional paid in capital - warrants	288,177	163,097
Treasury stock, at cost, 50,000 and 0 shares as of September 30, 2012 and December 31, 2011, respectively	(50,000)	-
Accumulated (deficit)	(4,796,845)	(2,516,269)
Total stockholders' deficit	(1,805,628)	(1,024,652)
Non-controlling interests	(346,081)	(123,696)
Total Equity (Deficit)	(2,151,709)	(1,148,348)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$703,145	$737,500

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES - NET	$271,241	$433,979	$1,310,765	$1,265,671

COST OF GOODS SOLD	115,122	357,304	811,462	1,004,756

GROSS PROFIT	156,119	76,675	499,303	260,915

OPERATING EXPENSES
Advertising and promotion	177,415	426,986	704,516	1,429,232
Consulting	48,836	150,105	333,245	309,426
Professional fees	151,744	718,173	773,747	783,396
General and administrative	498,071	127,005	1,386,777	287,699
TOTAL OPERATING EXPENSES	876,066	1,422,269	3,198,285	2,809,753

LOSS FROM OPERATIONS	(719,947)	(1,345,594)	(2,698,982)	(2,548,838)

OTHER EXPENSE
Interest expense	(38,772)	(21,466)	(61,923)	(55,580)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(758,719)	(1,367,060)	(2,760,905)	(2,604,418)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	74,020	528,432	480,329	1,736,403

LOSS BEFORE PROVISION FOR INCOME TAXES	(684,699)	(838,628)	(2,280,576)	(868,015)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(684,699)	$(838,628)	$(2,280,576)	$(868,015)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.09)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,392,674	24,464,170	26,025,519	24,464,170

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) - (Unaudited)
AS OF SEPTEMBER 30, 2012

	Common stock		Additional Paid in	Common Stock	Treasury	Accumulated	Total Stockholders' (Deficit)	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Stock	Deficit	Equity	Interests	(Deficit)

Balance, January 1, 2011	-	$-	$-	$-	$-	$(1,056,691)	$(1,056,691)	$1,472,388	$415,697

Capital contributions	-	-	-	-	-	-	-	622,778	622,778

Equity assumed in conjuction with reverse merger	4,914,500	4,915	44,984	15,768	-	-	65,667	-	65,667

Common stock issued in conjuction with reverse merger	17,440,000	17,440	(1,172,265)	-	-	-	(1,154,825)	-	(1,154,825)

Common stock and warrants issued for $0.50 per share	500,000	500	178,354	71,146	-	-	250,000	-	250,000

Common stock and warrants issued for $1.00 per share	430,000	430	330,617	98,953	-	-	430,000	-	430,000

Common stock issued for services rendered	1,748,391	1,748	1,824,027	-	-	-	1,825,775	-	1,825,775

Warrants exercised	75,000	75	97,695	(22,770)	-		75,000	-	75,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,459,578)	(1,459,578)	(2,218,862)	(3,678,440)

Balance, December 31, 2011	25,107,891	$25,108	$1,303,412	$163,097	$-	$(2,516,269)	$(1,024,652)	$(123,696)	$(1,148,348)

Capital contributions	-	-	-	-		-	-	257,944	257,944

Common stock and warrants issued for $1.00 per share	120,000	120	99,761	20,119	-	-	120,000	-	120,000

Common stock and warrants issued for $1.25 per share	490,000	490	514,771	97,239	-	-	612,500	-	612,500

Common stock issued for services rendered	440,000	440	444,760	-	-	-	445,200	-	445,200

Warrants exercised	230,000	230	337,506	(47,736)	-	-	290,000	-	290,000

Warrants modified	-	-	(148,395)	148,395	-	-	-	-	-

Warrants expired	-	-	92,937	(92,937)	-	-	-	-	-

Shares repurchased	-	-	-	-	(50,000)		(50,000)	-	(50,000)

Stock-based compensation	-	-	56,900	-	-	-	56,900	-	56,900

Issuance of shares from stock-based compensation	35,000	35	(35)	-	-	-	-	-	-

Beneficial interest in conversion feature of convertible debt	-	-	25,000	-	-	-	25,000	-	25,000

Net loss for the nine months ended September 30, 2012	-	-	-	-	-	(2,280,576)	(2,280,576)	(480,329)	(2,760,905)

Balance, September 30, 2012	26,422,891	$26,423	$2,726,617	$288,177	$(50,000)	$(4,796,845)	$(1,805,628)	$(346,081)	$(2,151,709)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the nine months ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(2,280,576)	$(868,015)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Non-controlling interest	(480,329)	(1,736,403)
Depreciation	4,585	666
Bad debt expense	-	2,026
Stock issued for services rendered	445,000	627,200
Advertising expense from capital contribution	257,944	1,251,539
Stock-based compensation	56,900	-
Changes in assets and liabilities:
Accounts receivable	(108,403)	(206,186)
Inventory	37,034	53,802
Prepaid expenses	5,020	(88,583)
Accounts payable	353,672	259,154
Consulting fees payable – related party	(2,705)	(52,592)
Accrued interest	18,302	(2,348)
Other current liabilities	163,703	(6,009)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,529,853)	(765,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,441)	(1,660)
CASH FLOWS USED IN INVESTING ACTIVITIES	(8,441)	(1,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	272,500	407,378
Repayments of notes payable	(7,368)	(430,581)
Proceeds from loans payable – related parties	213,198	429,476
Repayments of loans payable – related parties	-	(364,561)
Net (decrease) increase in due to factor	(17,296)	184,639
Contributions from non-controlling interests	-	199,800
Proceeds from issuance of stock and warrants	1,022,700	270,000
Cash received in conjunction with reverse merger	-	60,000
Repurchase of treasury stock	(50,000)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,433,734	756,151

NET INCREASE (DECREASE) IN CASH	(104,560)	(11,258)
Cash, beginning of period	152,464	29,776
Cash, end of period	$47,904	$18,518

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$80,225	$53,232

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services rendered	$445,000	$627,200
Prepaid expense received in conjuction with reverse merger	$-	$5,667
Capital contribution – Advertising services	$257,944	$-
Conversion of accounts payable to notes payable - related party	$21,000	$-

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

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped.  Some sales contracts contain customer acceptance provisions that grant a right of return.  Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled.  Customers may also return any product that does not comply with all applicable laws and regulations.  We record revenue net of the estimated cost of sales returns and allowances.  Gross revenue was reduced due to sales returns and allowances by $0 and $65 during the three months ended September 30, 2012 and 2011, respectively and $30,325 and $16,142 during the nine months ended September 30, 2012 and 2011, respectively.

Sales discounts were $1,677 and $65 for the three months ended September 30, 2012 and 2011 and $23,943 and $16,142 for the nine months ended September 30, 2012 and 2011.

From time to time the Company provides incentives to its customers in the form of free product.  The costs associated with producing this product is included as an expense in costs of goods sold.  No revenue is recognized with respect to such product giveaways.  The Company gave away product costing $0 and $1,440 during the three and nine months ended September 30, 2012 and $615 and $2,108 during the three and nine months ended September 30, 2011.

Advertising

Advertising costs are expensed as incurred and aggregated $177,415 and $426,987 for the three months ended September 30, 2012 and 2011, respectively and $705,516 and $1,429,232 for the nine months ended September 30, 2012 and 2011, respectively.

Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka.  The Company recorded advertising expense and capital contributions from non-controlling interests of $0 and $345,885 in relation to this arrangement for the three months ended September 30, 2012 and 2011, respectively and $257,944 and $1,251,539 in relation to this arrangement for the nine months ended September 30, 2012 and 2011, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2011 Annual Report on Form 10-K and remain unchanged as of September 30, 2012.

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

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.  Based on management review of outstanding balances, no allowance for doubtful accounts was recorded as of September 30, 2012 and 2011.

Bad debt expense was $0 for the three months ended September 30, 2012 and 2011.  Bad debt expense was $0 and $2,026 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services.  The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services.  The Company recognized $59,273 and $8,500 of professional fee expense in relation to these agreements for the three months ended September 30, 2012 and 2011, respectively and $379,802 and $8,500 of professional fee expense in relation to these agreements for the nine months ended September 30, 2012 and 2011.  Prepaid expenses relating to these agreements were $50,310 and $101,563 as of September 30, 2012 and December 31, 2011, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – FACTORING AGREEMENT

In the third quarter of 2012, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 75% of the net amount of eligible accounts receivable up to an initial maximum of $150,000 with a possible increased maximum of $300,000.  The factor's purchase of the eligible accounts receivable includes a discount fee which is deducted from the face value of each collection. The Discount Fee is based on the number of days outstanding from the date of purchase.  The Discount Fee is 3.0% if paid within 30 days and 1.0% for each 10 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

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

The combined balance due to the factors as of September 30, 2012 and December 31, 2011 was $299,997 and $317,293, respectively.  Factor expense charged to operations for the three months ended September 30, 2012 and 2011 amounted to $10,263 and $16,583, respectively, and for the nine months ended September 30, 2012 and 2011 amounted to $67,926 and $20,428, respectively.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of September 30, 2012 and December 31, 2011.  The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – LOANS PAYABLE – RELATED PARTIES – (Continued)

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum.  The loan agreement provides the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share.  The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012.  The full $200,000 loan is to be repaid within four months of its commencement.

Because the conversion feature is at a share price less than the Company’s share price at the time of the loan, it is deemed beneficial to the holder.  As such, generally accepted accounting principles require the Company to record the intrinsic value of the conversion feature as additional paid in capital and record a corresponding discount on the loan payable.  This discount is amortized to interest expense over the life of the loan.  The discount on the loan payable due to the intrinsic value of the conversion feature is $25,000, of which $12,840 was amortized to interest expense in the three and nine months ended September 30, 2012.  Total interest expense from this loan payable was $22,407 for the three and nine months ending September 30, 2012.

The Company had additional loans payable to related parties totaling $134,987 and $113,629 at September 30, 2012 and December 31, 2011, respectively.  The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30,	December 31,
	2012	2011
Commissions payable	$171,778	$171,778
Excise taxes payable	75,954	101,262
Accrued salaries	132,900	-
Accrued expenses and other liabilities	118,535	62,424
Total other current liabilities	$499,167	$335,464

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of September 30, 2012 and December 31, 2011.

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum.  The loan agreement provides the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share.  The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012.  The full $200,000 loan is to be repaid within four months of its commencement.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $134,987 and $113,629 at September 30, 2012 and December 31, 2011, respectively, and are unsecured and non-interest bearing with no stated payment terms.

The Company owes consulting fees totaling $0 and $2,705, at September 30, 2012 and December 31 2011, respectively, to a member under a consulting agreement dated October 1, 2009.  Consulting fee expense related to this agreement totaled $0 and $30,000 for the three months ended September 30, 2012 and 2011, respectively, and $60,000 and $90,000 for the nine months ended September 30, 2012 and 2011, respectively.

As noted above, Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka.  The Company recorded advertising expense and capital contributions from non-controlling interests of $0 and $257,944 in relation to this arrangement for the three and nine months ended September 30, 2012, respectively.  The Company recorded advertising expense and a reduction of prepaid expenses from prior year capital contributions from non-controlling interests of $345,885 and $1,251,539 in relation to this arrangement for the three and nine months ended September 30, 2011, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has a pending settlement with Incubrands Spirits Group (“Incubrands”) in connection with an equity agreement (the “Agreement”), dated April 30, 2007. Pursuant to the Agreement, Incubrands claimed commission fees of $191,778 incurred during the agreement period with a predecessor of the Company. Panache assumed this liability upon Panache’s creation in February 2010 and recorded $162,309 as a deemed distribution, since the liability was transferred from a related entity.  The balance as of September 30, 2012 and December 31, 2011 was $171,778.

The Company has $288,922 of outstanding receivables from an international distributor of the Company¹s products who experienced a re-organization in the third quarter of 2012. These receivables were factored with an international factor who is in the processes of collecting this debt on the basis of personal guarantees from the principals of this distributor.  Meanwhile Panache is directly pursuing customers in this market and already received its first purchase order from one of the customers.

The Company rents furnished office space on a month-to-month basis.  Rent expense was $3,240 and $3,000 for the three months ended September 30, 2012 and 2011, respectively, and $9,560 and $8,825 for the nine months ended September 30, 2012 and 2011, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT

In the third quarter of 2012, the Company issued 40,000 shares of common stock and 25,000 stock warrants for cash proceeds of $50,000.  In the first nine months of 2012, the Company issued 610,000 shares of common stock and 486,250 stock warrants for cash proceeds of $732,500.  The Company used the Black Scholes model to bifurcate the value of the stock warrants from the common stock.  The following weighted average assumptions were used in the Black Scholes calculation:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Risk free rate	0.2%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	64%	75%
Expected life of options	1.35years	1.31years
Exercise price	$2.00	$1.88
Stock price on issuance date	$0.90	$1.45

For shares and warrants issued in the third quarter of 2012, the Company determined the value of the common stock was $47,692 and the value of the stock warrants was $2,308 at issuance.  For shares and warrants issued during the nine months of 2012, the Company determined the value of the common stock was $615,142 and the value of the stock warrants was $117,358 at issuance.

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

The following table shows the warrant activity for the nine months ended September 30, 2012:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	1,373,500
Issued	486,250
Exercised	(210,000)
Expired	(438,500)
Outstanding of September 30, 2012	1,211,250	$1.49	0.7 years	$-

As noted above in Note 7 - Long Term Debt, the Company engaged an individual on January 1, 2012 to provide business advisory services through June 30, 2012 in exchange for 100,000 shares of common stock.  The Company valued the common stock at $100,000, which is the value of the services provided.  The Company recognized $0 and $100,000 of professional fee expense during the three and nine months ended September 30, 2012, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT – (Continued)

On January 1, 2012, the Company engaged a marketing firm to provide business advisory services from January 1, 2012 to June 30, 2012 in exchange for 100,000 shares of common stock.  The Company valued the common stock at $100,000, which was the value of the services provided.  The Company recognized $0 and $100,000 of professional fee expense during the three and nine months ended September 30, 2012, respectively.

The Company also issued 20,000 shares of common stock to an accounting firm to provide accounting and advisory services.  The Company valued the common stock at $20,000, which was the value of the accounting services provided.  The Company used these services in the second quarter of 2012 and accordingly recognized $0 and $20,000 of professional fee expense for the three and nine months ended September 30, 2012, respectively.

On April 1, 2012, the Company engaged a consulting firm to provide business advisory services from April 1, 2012 to June 30, 2012 in exchange for 150,000 shares of common stock.  The Company valued the common stock at $150,000, which was the value of the services provided.  The Company recognized $0 and $150,000 of professional fee expense during the three and nine months ended September 30, 2012, respectively.

On May 30, 2012, the Company engaged a marketing firm to provide business advisory services from May 30, 2012 to May 30, 2013 in exchange for 20,000 shares of common stock.  The Company valued the common stock at $25,000, which was the value of the services provided.  The Company recognized $6,250 and $8,333 of professional fee expense during the three and nine months ended September 30, 2012, respectively.

On July 11, 2012, the Company engaged a consulting firm to provide corporate consulting services for six months in exchange for 50,000 shares of common stock.  The Company valued the common stock at $50,000, which was the value of the services provided.  The Company recognized $19,624 of professional fee expense during the three and nine months ended September 30, 2012.

The Company recognized $0 and $56,900 of compensation expense for the three and nine months ended September 30, 2012, respectively, in relation to the grants of 35,000 shares of common stock to employees as stock-based compensation.  The shares immediately vested and the fair value of this stock issuance was determined by the closing price of the common stock on the grant date.

NOTE 11 – NON-CONTROLLING INTERESTS

As of September 30, 2012 and December 31 2011, the non-controlling interests balance was $(346,081) and $(123,696), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – NON-CONTROLLING INTERESTS – (Continued)

For the three months ended September 30, 2012 and 2011, $140,532 and $75,562 respectively, of Wodka’s net loss was allocated to Panache and $74,021 and $515,378, respectively, was allocated to noncontrolling interests.

For the nine months ended September 30, 2012 and 2011, $422,210 and $75,562, respectively, of Wodka’s net loss was allocated to Panache and $480,329 and $1,736,403, respectively, was allocated to noncontrolling interests.

NOTE 12 – CONCENTRATIONS AND RISK

Major customers

The Company had two customers representing approximately 98% of revenues for the three months ended September 30, 2012.  These customers represented approximately 46% of the receivables outstanding as of September 30, 2012.

The Company had one customer representing approximately 90% of revenues for the three months ended September 30, 2011.  This customer represented approximately 80% of the receivables outstanding as of September 30, 2011.

The Company had three customers representing approximately 97% of revenues for the nine months ended September 30, 2012.  These customers represented approximately 99% of the receivables outstanding as of September 30, 2012.

The Company had one customer representing approximately 80% of revenues for the nine months ended September 30, 2011.  This customer represented approximately 80% of the receivables outstanding as of September 30, 2011.

Major suppliers

The Company had two suppliers represent approximately 94% of purchases for the three months ended September 30, 2012.  These suppliers represented approximately 45% of the payables outstanding as of September 30, 2012.

The Company had one supplier representing approximately 97% of purchases for the three months ended September 30, 2011.  This supplier represented approximately 59% of the payables outstanding as of September 30, 2011.

The Company had two suppliers represent approximately 97% of purchases for the nine months ended September 30, 2012.  These suppliers represented approximately 45% of the payables outstanding as of September 30, 2012.

The Company had one supplier representing approximately 63% of purchases for the nine months ended September 30, 2011.  This supplier represented approximately 59% of the payables outstanding as of September 30, 2011.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – CONCENTRATIONS AND RISK – (Continued)

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

NOTE 13 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three and nine months ended September 30, 2012, respectively.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income attributable to Panache Beverage, Inc.	$(684,699)	$(838,628)	$(2,280,576)	$(868,015)

Denominator:
Weighted average shares outstanding	26,392,674	24,464,170	26,025,519	24,464,170

Basic net (loss) income per share	$(0.03)	$(0.03)	$(0.09)	$(0.04)

NOTE 14 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2012, the Company had an accumulated deficit of $2,151,709. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2012, the date on which these financial statements were available to be issued.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Wodka Vodka (www.welovewodka.com)

Wodka is triple distilled and charcoal filtered earning it a 90 point rating by the Beverage Testing Institute – a first for any brand available for under $10.  Wodka was developed as an egalitarian brand – coming from the position that consumers shouldn’t have to pay $30 for a bottle of quality vodka. This position was authentic – the brand was discovered by Panache while walking through a distillery in Eastern Poland – Wodka Vodka, a relic from Poland's communist era, was government owned/issued vodka. Wodka stands tall in the exploding category of ‘quality for value’ spirit brands. It is uniquely positioned in the category as fun, quirky, aloof – all attributes which have been embraced by trade and consumers making Wodka a true “brand” very quickly.

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

Operational Highlights for the nine months ended September 30, 2012

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

Panache added 2 new distributors for the Alchemia brand and expanded into 1 state in the third quarter of 2012. Our brands are now available in 31 states across the United States.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Revenues were $271,241 and $433,979 for the three months ended September 30, 2012 and 2011, respectively, a decrease of 37%.  Revenues were $1,310,765 and $1,265,671 for the nine months ended September 30, 2012 and 2011, respectively, an increase of 4%.  We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty.  Gross revenue was reduced due to sales returns and allowances by $0 and $65 during the three months ended September 30, 2012 and 2011, respectively and $30,325 and $16,142 during the nine months ended September 30, 2012 and 2011, respectively.

The decrease in revenue during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to production issues at our supplier in Bialystock, Poland.  Due to these issues at the distillery, the Company has contracted a new distillery on September 10, 2012 to supply its Wodka and Alchemia products and has now begun shipping these products at previous levels.  The increase in revenue during the three and nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to the implementation of our marketing strategies in new markets and growth in existing markets.  This increase has been partially offset by the supplier issues noted above.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor would be examples of cost of goods sold items. Cost of goods sold was $115,122, or 42% of revenue, and $357,304, or approximately 82% of revenue, during the three months ended September 30, 2012 and 2011, respectively. Cost of goods sold was $811,462, or approximately 62% of revenue, and $1,004,756, or approximately 79% of revenue, during the nine months ended September 30, 2012 and 2011, respectively.

The decrease in costs of goods sold as a percentage of revenue during the three and nine month periods ended September 30, 2012 in comparison to the same periods in 2011 is primarily due to increased efficiencies in operations and higher gross profit on international sales, which accounted for a higher percentage of sales in 2012.

Expenses

Operating expenses were $876,066 and $1,442,269 for the three months ended September 30, 2012 and 2011, respectively and $3,198,285 and $2,809,753 for the nine months ended September 30, 2012 and 2011, respectively.

The increase in operating expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was the result of Panache becoming a public company and its rapid growth.  As a new public company Panache incurred substantial accounting and legal expenses, as well as financial consulting, research, and investor relations expenditures. However, substantial portion of these fees were paid in stock of Panache Beverage Inc. to alleviate pressure on cash reserves.  As part of its expansion and growth efforts, the Company has hired new employees and incurred higher employee compensation, executive recruiting, insurance, and T&E expenses in the first nine months of 2012.

The decrease in operating expenses during the three months ended September 30, 2012 compared to the same period in 2011 was due to the substantial accounting and legal expenses incurred in the early stages of operating at a public company during the third quarter of 2011.  These expenses have decreased as the Company has established better business processes.

Net Loss

The Company’s net loss for stockholders was $684,699 and $838,628 for the three months ended September 30, 2012 and 2011, respectively and $2,280,576 and $868,015 for the nine months ended September 30, 2012 and 2011, respectively.  The change in net loss for the nine months ended September 30, 2012 compared to the same 2011 period was attributable to higher operating expenses and less loss allocated to non-controlling interests.  The decrease in the loss for the three months ended September 30, 2012 compared to the same 2011 period was due to the decrease in operating expenses.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were $1,529,853 and $765,749 for the nine months ended September 30, 2012 and 2011, respectively. Negative cash flows from operations for the nine months ended September 30, 2012 were due primarily to the net loss of $2,280,576 and the loss allocated to non-controlling interests of $480,329 offset by non-cash advertising of $257,944 and stock issued for services and compensation of $445,000.  Negative cash flows from operations for the nine months ended September 30, 2011 were due primarily to the net loss of $868,015 and the loss allocated to non-controlling interests of $1,736,403 offset by non-cash advertising of $1,251,539.

Cash flows used in investing activities in both 2012 and 2011 were due to the purchase of equipment.

Cash flows provided by financing activities were $1,433,734 and $756,151 during the nine months ended September 30, 2012 and 2011, respectively.  Positive cash flows from financing activities during the nine months ended September 30, 2012 were due primarily to proceeds of $1,022,700 from sales of common stock.  Positive cash flows from financing activities during nine months ended September 30, 2011 were due primarily to proceeds of $270,000 from sales of common stock.  Positive cash flows also resulted from contributions from non-controlling interests to consolidated subsidiaries of $199,800 and proceeds of $184,639 from factoring accounts receivable.

We project that we will need additional capital of approximately $1,100,000 to fund operations over the next 12 months.

Overall, we have funded our cash needs from inception through September 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $47,904 on hand as of September 30, 2012. Currently, we may not be able to sustain our capital needs because we do not have enough cash to fund our operations for the next three months. This is based on current negative cash flows from operating activities and net losses during the periods. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,100,000 per year. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2012, the Company issued 100,000 shares of common stock to an individual in exchange for business advisory services to be provided from January 1, 2012 to June 30, 2012.  The Company valued the common stock at $100,000, which is the value of the services provided.  The Company recognized $0 and $100,000 of professional fee expenses during the three and nine months ended September 30, 2012, respectively.

On February 22, 2012, the Company issued 100,000 shares of common stock to ADL Marketing in exchange for business advisory services to be provided from January 1, 2012 to June 30, 2012.  The Company valued the common stock at $100,000, which is the value of the services provided.  The Company recognized $0 and $100,000 of professional fee expenses during the three and nine months ended September 30, 2012, respectively.

On February 22, 2012, the Company issued 20,000 shares of common stock to Rudney Solomon Cohen and Felzer, PC to provide accounting and advisory services.  The Company valued the common stock at $20,000, which was the value of the accounting services provided.  The Company used these services in the first quarter of 2012.  The Company recognized $0 and $20,000 of professional fee expense for the three and nine months ended September 30, 2012, respectively.

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

On April 18, 2012, the Company issued 150,000 shares of common stock to Steeltown Consulting Group, LLC and various affiliates in exchange for business advisory services to be provided from April 1, 2012 to June 30, 2012.  The Company valued the common stock at $150,000, which was the value of the services provided.  The Company recognized $0 and $150,000 of professional fee expense during the three and nine months ended September 30, 2012, respectively.

On May 29, 2012, the Company issued 120,000 shares of common stock in accordance with the exercise of a common stock warrant.  The Company received $150,000 of proceeds in relation to this transaction.

On May 30, 2012, the Company engaged a marketing firm to provide business advisory services from May 30, 2012 to May 30, 2013 in exchange for 20,000 shares of common stock.  The Company valued the common stock at $25,000, which was the value of the services provided.  The Company recognized $6,250 and $8,333 of professional fee expense during the three and nine months ended September 30, 2012, respectively.

On July 11, 2012, the Company engaged a consulting firm to provide corporate consulting services for six months in exchange for 50,000 shares of common stock.  The Company valued the common stock at $50,000, which was the value of the services provided.  The Company recognized $19,624 of professional fee expense during the three and nine months ended September 30, 2012.

The Board of Directors approved the following stock issuances in 2012:

Date	Number of Shares	Cash Investment

January 30, 2012	40,000	$40,000
February 14, 2012	50,000	50,000
February 21, 2012	20,000	20,000
February 27, 2012	10,000	10,000
February 27, 2012	80,000	100,000
March 13, 2012	80,000	100,000
April 26, 2012	40,000	50,000
April 26, 2012	40,000	50,000
May 9, 2012	20,000	25,000
May 14, 2012	10,000	12,500
May 14, 2012	10,000	12,500
May 15, 2012	10,000	12,500
May 15, 2012	40,000	50,000
May 30, 2012	20,000	25,000
May 30, 2012	100,000	125,000
August 27, 2012	40,000	50,000
	610,000	$732,500

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

PANACHE BEVERAGE INC.

Date: November __, 2012	By:	/s/ James Dale
James Dale Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.