Form 10-Q
period 2013-03-31
Panache Beverage, Inc.
filed 2013-05-15
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

(646) 480-7479
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $.001, outstanding as of April 25, 2013:  27,015,891

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Panache Beverage, Inc. contains "forward-looking statements" that may state our management's plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of the U.S. Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995. The issuer's actual results could differ significantly from those discussed herein.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in “Item 1A — Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2012, and the section of this Quarterly Report titled "Risk Factors," as well as the following risks and uncertainties:

*           Our ability to fund our operations in the short and long term through financing transactions on terms acceptable to us, or at all;
*           Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
*           Competition from producers of competing products;
*           Our ability to identify, consummate, and/or integrate strategic partnerships;
*           The potential for manufacturing problems or delays;

We do not undertake any obligation to update publically any forward-looking statements, whether as a result of new information, future events or otherwise, except as required under applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$544,443	$714,178
Restricted cash	750,051	600,000
Accounts receivable – net	1,091,927	1,384,296
Inventory	9,097	94,696
Prepaid expenses and other current assets	286,801	100,301
Total Current Assets	2,682,319	2,893,471

Property and Equipment - net	8,780	10,981

TOTAL ASSETS	$2,691,099	$2,904,452

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$991,875	$1,054,544
Due to factor	369,703	1,008,320
Notes payable	33,692	295,062
Loans payable – related parties	526,898	618,748
Accrued interest	9,613	54,946
Other current liabilities	580,160	569,087
Total Current Liabilities	2,511,941	3,600,707

Long term debt	2,479,397	1,417,880

Total Liabilities	4,991,338	5,018,587

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 27,000,891 and 26,860,891 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	27,001	26,761
Additional paid in capital	3,371,383	3,212,623
Additional paid in capital - warrants	1,298,658	911,347
Accumulated (deficit)	(6,402,725)	(5,778,444)
Total stockholders' deficit	(1,705,683)	(1,627,713)
Non-controlling interests	(594,556)	(486,422)
Total Equity (Deficit)	(2,300,239)	(2,114,135)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,691,099	$2,904,452

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

	For the three months ended
	March 31,
	2013	2012

REVENUES-NET	$1,417,138	$368,483

COST OF GOODS SOLD	860,427	258,129

GROSS PROFIT	556,711	110,354

OPERATING EXPENSES
Advertising & promotion	267,044	286,774
Consulting	28,000	221,669
Professional fees	288,018	286,670
General & administrative	622,011	434,498
TOTAL OPERATING EXPENSES	1,205,073	1,229,611

LOSS FROM OPERATIONS	(648,362)	(1,119,257)

OTHER EXPENSE
Interest expense	(153,410)	(11,060)
Inerest income	11,061	-
Gain on extiguishment of debt	58,296	-
TOTAL OTHER EXPENSE	(84,053)	(11,060)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(732,415)	(1,130,317)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	108,134	294,477

LOSS BEFORE PROVISION FOR INCOME TAXES	(624,281)	(835,840)

PROVISION FOR INCOME TAXES	-	-

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(624,281)	$(835,840)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	26,310,526	25,520,199

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) - (Unaudited)
AS OF MARCH 31, 2013

	Common Stock		Additional Paid in	Common Stock	Treasury	Accumulated	Total Stockholders' Equity	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Stock	Deficit	(Deficit)	Interests	(Deficit)

Balance, January 1, 2012	25,107,891	$25,108	$1,303,412	$163,097	$-	$(2,516,269)	$(1,024,652)	$(123,696)	$(1,148,348)

Capital contributions	-	-	-	-	-	-	-	257,944	257,944

Common stock and warrants issued for $0.50 per share	120,000	120	99,761	20,119	-	-	120,000	-	120,000

Common stock and warrants issued for $1.00 per share	590,000	590	631,712	105,198	-	-	737,500	-	737,500

Common stock & warrants issued for services rendered	487,000	487	490,126	-	-	-	490,613	-	490,613

Common stock issued to satisfy debt	150,000	150	149,850	-	-	-	150,000	-	150,000

Shares repurchased	-	-	-	-	(150,000)	-	(150,000)	-	(150,000)

Treasury shares sold	-	-	-	-	50,000	-	50,000	-	50,000

Treasury shares retired	(100,000)	(100)	(99,900)	-	100,000	-	-	-	-

Warrants from debt issuance	-	-	-	700,030	-	-	-	-	-

Warrants exercised	230,000	230	337,506	(47,736)	-	-	290,000	-	290,000

Warrants modified	-	-	(148,395)	148,395	-	-	-	-	-

Warrants expired	-	-	177,756	(177,756)	-	-	-	-	-

Stock-based compensation	-	-	245,971	-	-	-	245,971	-	245,971

Issuance of shares from stock-based compensation	176,000	176	(176)	-	-	-	-	-	-

Beneficial interest in conversion feature of convertible debt	-	-	25,000	-	-	-	25,000	-	25,000

Net loss for the period ended December 31, 2012	-	-	-	-	-	(3,262,175)	(3,262,175)	(620,670)	(3,882,845)

Balance, December 31, 2012	26,760,891	26,761	3,212,623	911,347	-	(5,778,444)	(1,627,713)	(486,422)	(2,114,135)

Common stock issued for services rendered	215,000	215	128,785	-	-	-	129,000	-	129,000

Warrants from debt issuance	-	-	-	387,311	-	-	387,311	-	387,311

Stock-based compensation	-	-	30,000	-	-	-	30,000	-	30,000

Issuance of shares from stock-based compensation	25,000	25	(25)	-	-	-	-	-	-

Net loss for the period ended March 31, 2013	-	-	-	-	-	(624,281)	(624,281)	(108,134)	(732,415)

Balance, March 31, 2013	27,000,891	$27,001	$3,371,383	$1,298,658	$-	$(6,402,725)	$(1,705,683)	$(594,556)	$(2,300,239)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the three months ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(624,281)	$(835,840)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(108,134)	(452,701)
Depreciation	2,201	710
Amortization of Loan Discount	48,828	-
Stock & warrants issued for services rendered	135,250	220,000
Stock based compensation	30,000	49,250
Advertising expense from capital contribution	-	340,796
Changes in assets and liabilities:
Restricted cash	(150,051)	-
Accounts receivable	292,369	168,610
Inventory	85,599	18,535
Prepaid expenses	(192,750)	(120,383)
Accounts payable	(62,669)	138,946
Consulting fees payable – related party	-	(2,705)
Accrued interest	(45,333)	3,670
Other current liabilities	11,073	34,334
CASH FLOWS USED IN OPERATING ACTIVITIES	(577,898)	(436,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,440)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(3,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(261,370)	-
Proceeds from loans payable – related parties	215,153	23,805
Repayments of loans payable – related parties	(307,003)	-
Net proceeds from factor	(638,617)	(230,090)
Proceeds from long term debt and related stock warrants	1,400,000	-
Proceeds from issuance of stock and related stock warrants	-	595,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	408,163	388,715

NET INCREASE (DECREASE) IN CASH	(169,735)	(51,503)
Cash, beginning of period	714,178	152,464
Cash, end of period	$544,443	$100,961

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$138,854	$14,730

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services rendered	$135,250	$220,000
Capital contribution – Advertising services	$-	$340,796

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Panache Beverage Inc. (the “Company” or “Panache”) was incorporated in the State of Florida on December 28, 2004 under the name as Biometrix International Inc. On May 30, 2007, the Company changed its name to BMX Development Corp. On September 6, 2011, the Company filed an Articles of Amendment to the Articles of Incorporation with the Florida Secretary of State to change its name to Panache Beverage Inc. and believed the new name would more accurately reflect its business after a stock exchange transaction with Panache LLC, a New York Limited Liability Company.

On August 19, 2011, the Company completed a stock exchange transaction with Panache LLC. Panache LLC was organized as a limited liability company in the State of New York on February 9, 2010. Panache LLC is an alcoholic beverage company specializing in development, global sales and marketing of spirits brands, and currently owns 65.5% ownership of Wodka LLC (“Wodka”), a New York Limited Liability Company organized on August 14, 2009. Upon its organization, Panache LLC assumed ownership of Wodka from a related party. Wodka imports vodka under the brand name Wodka for wholesale distribution to retailers located throughout the United States and internationally.

The stock exchange transaction involved two simultaneous transactions:

The majority shareholder of the Company delivered 2,560,000 shares of the 4,914,500 shares of the Company’s common stock that were outstanding at that time to the Panache Members in exchange for total payments of $125,000 in cash and;

The Company issued to the Panache Members an amount equal to 17,440,000 new investment shares of common stock of the Company pursuant to Rule 144 under the Securities Act of 1933, as amended, in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache LLC from the Panache Members.

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

Accounting basis

The Company uses the accrual basis of accounting and generally accepted accounting principles in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year end. Certain reclassifications were made to the 2012 financial statements presentation in order to conform to the 2013 presentation. Such reclassifications had no effect on reported income.

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped. Some sales contracts contain customer acceptance provisions that grant a right of return. Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled. Customers may also return any product that does not comply with all applicable laws and regulations. We record revenue net of the estimated cost of sales returns and allowances. Gross revenue was reduced due to sales returns and allowances by $383 and $29,900 during the three months ended March 31, 2013 and 2012, respectively.

Sales discounts were $15 and $25,701 for the three months ended March 31, 2013 and 2012.

From time to time the Company provides incentives to its customers in the form of free product. The costs associated with producing this product is included as an expense in costs of goods sold. No revenue is recognized with respect to such product giveaways. The Company did not give away any product during the three months ended March 31, 2013 and 2012, respectively.

Advertising

Advertising costs are expensed as incurred and aggregated $267,044 and $286,774 for the three months ended March 31, 2013 and 2012, respectively.

Wodka received advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $0 and $182,572 in relation to this arrangement for the three months ended March 31, 2013 and 2012, respectively.

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2012 Annual Report on Form 10-K and remain unchanged as of March 31, 2013.

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

NOTE 2 – ACCOUNTS RECEIVABLE

The Company grants customers standard credit terms as governed by the terms specified in the contracts. Our major customers receive payment credit terms that range between 30 and 65 days.

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management’s review of outstanding balances, an allowance for doubtful accounts of $430,402 was recorded as of March 31, 2013 and December 31, 2012.

Bad debt expense was $0 for the three months ended March 31, 2013 and 2012.

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services. The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services. The Company recognized $135,250 and $168,875 of professional fee expense in relation to these agreements for the three months ended March 31, 2013 and 2012, respectively. Prepaid expenses relating to these agreements were $4,167 and $10,416 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 4 – FACTORING AGREEMENT

In the third quarter of 2012, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain Alchemia accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 75% of the net amount of eligible accounts receivable up to an initial maximum of $150,000 with a possible increased maximum of $300,000. In the fourth quarter of 2012, the agreement was expanded to include Wodka and Alibi accounts receivable with the initial limits of $250,000 for each brand and possible increased maximum of $1,000,000 and $500,000, respectively. The factor's purchase of the eligible accounts receivable includes a discount fee which is deducted from the face value of each collection. The Discount Fee is based on the number of days outstanding from the date of purchase. The Discount Fee is 3.0% if paid within 30 days and 1.0% for each 10 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – FACTORING AGREEMENT – (Continued)

From time to time, the Company enters into purchase and sale factoring agreement with a different commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of these agreements, the factor makes advances to the Company of amounts representing up to 90% of certain accounts receivable. The factor purchases the accounts receivable at a $500 discount plus monthly compounded interest of 2% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

The combined balance due to the factors as of March 31, 2013 and December 31, 2012 was $369,703 and $1,008,320, respectively. Factor expense charged to operations for the three months ended March 31, 2013 and 2012 amounted to $65,311 and $26,380, respectively.

NOTE 5 – NOTES PAYABLE

On November 15, 2012, Wodka borrowed $16,875 from a third party at an interest rate of 7.25% per annum. The loan was used to finance credit insurance and is due in three equal payments of $5,796 due December 15, 2012, March 15, 2013 and June 15, 2013. The balance of this loan was $5,692 and $11,283 as of March 31, 2013 and December 31, 2012, respectively.

On September 14, 2012, the Company borrowed $250,000 from a third party for working capital purposes payable on January 15, 2013. Per the agreement, interest of $25,000 was paid via regular payments through the term of the loan. The Company repaid the loan in full on January 15, 2013. The balance of the loan as of March 31, 2013 and December 31, 2012 was $0 and $248,145, respectively.

On August 11, 2011, the Company borrowed $28,000 from a third party for working capital purposes. The loan is non-interest bearing and payable on demand. The balance of this loan was $28,000 as of March 31, 2013 and December 31, 2012.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of March 31, 2013 and December 31, 2012. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum. The loan agreement provided the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share. The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012. Per the terms of the agreement, the loan was to be repaid within four months of its commencement. The Company repaid the loan on February 14, 2013. The balance of the loan as of March 31, 2013 and December 31, 2012 was $0 and $191,960, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – LOANS PAYABLE – RELATED PARTIES – (Continued)

Because the conversion feature was at a share price less than the Company’s share price at the time of the loan, it is deemed beneficial to the holder. As such, generally accepted accounting principles required the Company to record the intrinsic value of the conversion feature as additional paid in capital and record a corresponding discount on the loan payable. This discount was amortized to interest expense over the life of the loan. The full $25,000 discount on the loan payable due to the intrinsic value of the conversion feature was amortized to interest expense over the four month term of the loan in 2012.

The Company had additional loans payable to related parties totaling $281,898 at March 31, 2013 and December 31, 2012. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of:

	March 31,	December 31,
	2013	2012
Commissions payable	$171,778	$171,778
Excise taxes payable	75,954	75,954
Customer deposits	22,800	115,464
Accrued salaries	198,484	138,900
Accrued expenses and other liabilities	111,144	66,991
Total other current liabilities	$580,160	$569,087

NOTE 8 – LONG TERM DEBT

On February 14, 2013, pursuant to a Term Loan Agreement dated February 14, 2013 (“2013 Loan Agreement”) between the parties, the Wodka issued a promissory note for $1,400,000 to Consilium Corporate Recovery Master Fund, LTD due on February 14, 2016 and bearing interest at 12% per annum. Interest is payable quarterly in arrears. The Company is using the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the 2013 Loan Agreement and agreed to retain $800,000 of the proceeds in escrow. As part of this transaction, the Company also issued Consilium warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants are exercisable upon at least 61 days’ notice and expire on February 14, 2016. The Company valued the stock warrants at $387,311 using the Black Scholes model to bifurcate the stock warrants from the promissory note payable. This valuation resulted in a $387,311 discount on the Note that is amortized to interest expense over the life of the loan. The Company made the following assumptions in applying the Black Scholes model:

Risk free rate	0.4%
Expected dividend yield	0.0%
Expected volatility	81%
Expected life of options	3.00 years
Exercise price	$0.50
Stock price on issuance date	$0.54

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – LONG TERM DEBT – (Continued)

On December 21, 2012, pursuant to a Term Loan Agreement (“Loan Agreement”) between the parties, the Company issued a promissory note for $2,100,000 to Consilium Corporate Recovery Master Fund, LTD due on December 31, 2015 and bearing interest at 12% per annum. Interest is payable quarterly in arrears. The Company is using the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the Loan Agreement and agreed to retain $600,000 of the proceeds in escrow. Concurrent with the issuance of the note, the managing director of Consilium Investment Management, LLC (“Consilium”) was appointed to the Board of Directors of the Company. As part of this transaction, the Company also issued Consilium warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants are exercisable upon at least 61 days’ notice and expire on December 21, 2015. The Company valued the stock warrants at $685,581 using the Black Scholes model to bifurcate the stock warrants from the promissory note payable. This valuation resulted in a $685,581 discount on the Note that is amortized to interest expense over the life of the loan.

Future maturities of long term debt as of March 31, 2013 are as follows:

For the year ended:
December 31, 2013	$560,590
December 31, 2014	-
December 31, 2015	1,455,326
December 31, 2016	985,901
December 31, 2017	-
$3,001,817

In addition to the above, debt discount of $644,674 and $414,099 is also due during the years ended December 31, 2015 and 2016, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of March 31, 2013 and December 31, 2012.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $281,898 at March 31, 2012 and December 31, 2011 and are unsecured and non-interest bearing with no stated payment terms.

As noted above, Wodka received advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $0 and $182,572 in relation to this arrangement for the three months ended March 31, 2013 and 2012, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has a pending settlement with Incubrands Spirits Group (“Incubrands”) in connection with an equity agreement (the “Agreement”), dated April 30, 2007. Pursuant to the Agreement, Incubrands claimed commission fees of $191,778 incurred during the agreement period with a predecessor of the Company. Panache assumed this liability upon Panache’s creation in February 2010 and recorded $162,309 as a deemed distribution, since the liability was transferred from a related entity. The balance as of March 31, 2013 and December 31, 2012 was $171,778. On May 2, 2013, the Company settled the liability due to Incubrands for $84,000 and 40,000 shares of the Company’s common stock.

The Company rents furnished office space on a month-to-month basis. Rent expense was $1,080 and $3,080 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 11 – STOCKHOLDERS’ DEFICIT

On February 14, 2013, The Company issued Consilium warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share as part of the debt transactions described in Note 8 – Long Term Debt. The Company valued the stock warrants at $387,311 using the Black Scholes model to bifurcate the stock warrants from the promissory note payable.

The following table shows the warrant activity for the three months ended March 31, 2013:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	6,263,750	$0.86
Issued	1,840,000	0.50
Exercised	-	-
Expired	-	-
Outstanding as of March 31, 2013	8,103,750	$0.78	2.5 years	$276,000

On January 24, 2013, the Company entered into a mutual release with a consultant whereby it issued 200,000 shares of the Company’s common stock in consideration and final payment for all compensation due pursuant to a consulting agreement between the parties. The Company valued the shares at $0.60 per share and recognized $120,000 of expense for the three months ended March 31, 2013.

On March 12, 2013, the Company engaged a law firm to provide counsel in exchange for 15,000 shares of the Company’s common stock. The Company valued the shares at $0.60 per share and recognized $9,000 of professional fees for the three months ended March 31, 2013.

The Company recognized $30,000 of compensation expense for the three months ended March 31, 2013 in relation to the grants of 25,000 shares of common stock as stock-based compensation. The shares immediately vested and the fair value of this stock issuance was determined by the value of the services provided.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – NON-CONTROLLING INTERESTS

As of March 31, 2013 and December 31 2012, the non-controlling interests balance was a deficit of $(594,556) and $(486,422), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the three months ended March 31, 2013 and 2012, $205,299 and $212,459, respectively, of Wodka’s net loss was allocated to Panache and $108,134 and $294,477, respectively, was allocated to noncontrolling interests.

NOTE 13 – CONCENTRATIONS AND RISK

Major customers

The Company had one customer representing approximately 100% of revenues for the three months ended March 31, 2013. This customer represented approximately 72% of the receivables outstanding as of March 31, 2013.

The Company had two customers representing approximately 96% of revenues for the three months ended March 31, 2012. These customers represented approximately 96% of the receivables outstanding as of March 31, 2012.

Major suppliers

The Company had two suppliers represent approximately 98% of purchases for the three months ended March 31, 2013. These suppliers represented approximately 19% of the payables outstanding as of March 31, 2013.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three months ended March 31, 2013 and 2012, respectively. There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended March 31,
	2013	2012
Numerator:
Net loss attributable to Panache Beverage, Inc.	$(624,281)	$(835,840)

Denominator:
Weighted average shares outstanding	26,310,526	25,520,199

Basic net loss per share	$(0.02)	$(0.03)

NOTE 15 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2013, the Company had a deficit of $2,300,239. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which these financial statements were available to be issued.

On May 9, 2013, Panache Beverage, Inc issued a promissory note to Consilium Corporate Recovery Master Fund, which will result in gross proceeds of $4.0 million before fees and other expenses associated with the transaction. The note will bear interest at 8% per annum with interest payable quarterly in arrears. A final payment of all principal due under the Note, plus accrued interest to date, shall be made on May 9, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q as well as in our most recent Annual Report on Form 10-K.

This management's discussion and analysis, as well as other sections of this report on Form 10-Q may contain "forward-looking statements" that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions or projections. Any statement that is not a statement of historical fact is a "forward -looking statement", and in some cases, words such as  “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, "project", "may", "plan", "seek", and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in prior and subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Panache Beverage, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations. Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "the Company", "Panache Beverage", "Panache", "our Company", "we", "us", and similar references refer to Panache Beverage, Inc. and its subsidiaries.

Chairman’s Letter to Shareholders

To all of our Shareholders,

Panache has achieved an important milestone.  Twenty months ago the Company, embarked on a process to reverse merge into a public company and became a listed entity on the Over-The-Counter market.  Last month Panache issued year-end financial reports.  While these reports were deep in detail for financial figures, highlighting significant growth in revenues for last quarter of 2012 and indeed for the full year, they provided only a general indication for the developments going on within the company.

This letter serves to frame this vision and provide additional detail to our shareholders for the next stage in increasing shareholder value.

The Vision

Our plan to reach profitability is targeted for 2014.  We believe that organic growth needed to achieve it is well within reach as we build our brands through focused marketing.  Wodka case volumes continue to be healthy, and we are particularly encouraged by the response Alibi American Whiskey has received since its introduction.

Specifically, in the quarters to come, we plan to position Panache as a multi-product company developing quality liquor brands and capturing revenues under the radar screens of the global spirits producers.

As part of this process, there are four high-priority plans that the executive team has been tasked with:

•	Accelerating growth in the case volume sales of Wodka and Alibi in the US market.

•	Penetration of international markets for our brands

•	Reduction of production costs

•	Securing the production chain

As an integral part of the next stage of growth, we are investigating opportunities that can accelerate the process.  Mergers or acquisitions with existing businesses can give Panache diversified revenue lines and or production security with limited or no start-up risk.  The targets would be small companies with similar growth opportunities as Panache.

In the meantime, Panache will continue to drive revenues in its US business.  Like many shareholders, Consilium Investment Management, the capital group of which I am a principal, would very much like to see growth in revenues in 2013 and we will work with management to support sensible strategies to achieve it for the benefit of all shareholders.

An Inflection Point

Panache was started with limited capital in order to prove the business model.  Now that it has been achieved, we stand at an inflection point where results need to be proven, and the valuation of the company needs to be reflected in the share price.  Moving forward, there are many factors that make me believe that the market price can be reflective of the company’s intrinsic value:

▪
Cash Flow and Profits:  We need to focus our limited capital upon achieving positive cash flow and profits, thereby creating a valuable asset that would be an attractive partner or brand to other profitable businesses.  While Wodka and Alibi are great brands, profitability can only be achieved through growth and improved management of the supply chain.

▪
Funding:  The lending transaction that Consilium arranged in the fourth quarter of 2012 has alleviated the need for any short-term capital and reduced the probability of future dilution for shareholders.  Working capital funding is stable and sufficient to achieve our targeted revenue growth.

▪
Creative Marketing:  Our ad campaigns have been highly effective in getting follow-on press from the controversy created.  Wodka’s “Christmas Quality, Hanukah Pricing” had 8 Prime-Time mentions as a covered story and had web traffic from 102 countries in the first 48 hours.  Future plans, we believe, will be just as effective.

▪
Capital Markets:  Panache’s stock price has not been good in tracking the metrics of the underlying business.  A strong contributor has been capital markets support and communication.  We acknowledge this reality and note its importance in improving the visibility of Panache’s shares in the market, and we would like to see these results reflected in the price of the shares sooner rather than later.

By embracing these issues, this vision can be achieved.  We will be working diligently and quickly to follow through with our strategies.

I want to finish by thanking the shareholders for their ongoing support in helping the company get to this stage of its development and seeing it through to the next stage.  I look forward to the opportunity to meet many of you at the next annual meeting, and most of all, I look forward to an increasingly valuable Panache in 2013!

All the best,

Charles T. Cassel, III
Chairman of the Board

Business Overview

Panache Beverages, Inc. specializes in the strategic development and aggressive early growth of spirits brands establishing its assets as viable and attractive acquisition candidates for the major global spirits companies. Panache builds its brands as individual acquisition candidates while continuing to develop its pipeline of new brands into the Panache portfolio. Panache's existing portfolio contains three brands:

Wodka Vodka (www.welovewodka.com)

Wodka is triple distilled and charcoal filtered earning it a 90 point rating by the Beverage Testing Institute – a first for any brand available for under $10. Wodka was developed as an egalitarian brand – coming from the position that consumers shouldn’t have to pay $30 for a bottle of quality vodka. This position was authentic – the brand was discovered by Panache while walking through a distillery in Eastern Poland – Wodka Vodka, a relic from Poland's communist era, was government owned/issued vodka. Wodka stands tall in the exploding category of “quality for value” spirit brands. It is uniquely positioned in the category as fun, quirky, aloof – all attributes which have been embraced by trade and consumers making Wodka a true “brand” very quickly.  Since launching in the United States it has been recognized as a category leader by Time Magazine, the Wall Street Journal, Bloomberg Magazine, and CNBC amongst a host of traditional consumer media.

Wodka is produced by Przedsiebiorstwo Handlowo-Produkcyjne Wieslaw Wawrzyniak, Kalisz, Poland.

Alibi American Whiskey (www.alibiamerica.com)

Alibi has been developed to exploit a gap in the exploding brown spirits category – the need for an edgy, cool, premium Whiskey that appeals to the younger generation of LDA drinkers.  Whiskey and Bourbon brands today are largely positioning themselves alongside “tradition” and “heritage”, creating brands that look, feel and are marketing against the classic cocktail era.  Forgotten is the brown spirits tradition Jack Daniels left behind decades ago – badasses drink Whiskey, Whiskey is dangerous and Whiskey is about a mindset of true cool.

Alibi American Whiskey is a smooth 90 proof blended whiskey that is easy to drink; any way you want to drink it.  Alibi is excellent for shooting, sipping with your favorite beer or mixing with your favorite juice, soda or as a key ingredient in a great cocktail.  Since its launch in Q4 it has been embraced by trade and consumers as a unique alternative to what already exists in the marketplace.

Alibi is produced by Florida Distillers, Auburndale, Florida, USA

Alchemia Infused Vodka (www.alchemiainfusions.com)

Alchemia is a premium, traditional Polish vodka that is naturally infused with select raw ingredients and made in the “Spiritus Vini”, or “Spirit of Wine”. The spirit is available in three varieties: Chocolate, Ginger, and Wild Cherry. Alchemia’s infusions are a fresh escape for consumers who have been offered very little from a spirits world rife with the artificially flavored vodkas presently taking up store shelves and back bars. Alchemia has found a strategic niche in the exploding culinary world and is being favored by celebrity chefs and their restaurants. Cherry received a 94 PTS by Wine Enthusiast and was named a Top 50 Spirit for 2011. Chocolate received a 92 by The Tasting Panel.

Alchemia is produced by Przedsiebiorstwo Handlowo-Produkcyjne Wieslaw Wawrzyniak, Kalisz, Poland.

History of Success

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

During this time Panache was developing its current pipeline brands Alchemia Vodka and Alibi Whiskey with an eye toward developing a value brand, which became Wodka.

Today, Panache has developed a unique set of wholesale and retail relationships as well as sales and marketing infrastructure and proprietary partnerships enabling it to develop, roll out and exit its brands.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues

Net revenues were $1,417,138 and $368,483 for the three months ended March 31, 2013 and 2012, respectively. We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty.  Gross revenue was reduced due to sales returns and allowances by $383 and $29,900 during the three months ended March 31, 2013 and 2012, respectively.

The 285% increase in quarterly revenues from 2012 to 2013 was due primarily to successful implementation of our Wodka marketing and sales strategies, as well as to the launch of our Alibi brand in the fourth quarter of 2012.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor are included in cost of goods sold. Cost of goods sold was $860,427, or approximately 61% of revenue, and $258,129, or approximately 70% of revenue, during the three months ended March 31, 2013 and 2012, respectively.

The increase in cost of goods sold in the first quarter of 2013 was attributable to the growth in revenues during the same period. Cost of goods sold as a percentage of revenue decreased in the in the first quarter of 2013 due to obtaining better terms upon switching Wodka production to a new distillery in Poland in the third quarter of 2012, as well as to a higher profit margin on Alibi sales.

Expenses

Operating expenses were $1,205,073 and $1,229,611 for the three months ended March 31, 2013 and 2012, respectively.

General and administrative expenses increased $187,513 in the first quarter of 2013 due to having more full-time employees and, thus, incurring higher compensation, insurance, T&E and other related costs. At the same time, consulting expenses were reduced by $193,669 as Panache employees replaced independent consultants and took over their functions.

Net Loss

The Company’s net loss for stockholders was $624,281 and $835,840 for the three months ended March 31, 2013 and 2012, respectively.  The change in net loss during the three months ended March 31, 2013 was attributable to the increase in gross profit of $446,357 plus the gain on extinguishment of various debts of $58,296 partially offset by the decrease in loss attributable to minority interests of $186,343 and the increase in interest expense of $142,350.

Liquidity and Capital Resources

Cash flows used in operating activities were $577,898 and $436,778 for the three months ended March 31, 2013 and 2012, respectively. Negative cash flows from operations in first quarter of 2013 resulted primarily from the net loss of $624,281, plus the loss allocated to non-controlling interest of $108,134, partially offset by non-cash expenses of $165,250 from issuing stock and warrants to employees and external professionals for services rendered.  Negative cash flows from operations for the three months ended March 31, 2012 were due mostly to the net loss of $835,840, plus the loss allocated to non-controlling interests of $452,701, partially offset by non-cash advertising and consulting expenses of $560,796 and by net cash inflow of $241,007 resulting from changes in assets and liabilities.

Cash flows used in investing activities were $0 and $3,440 for the three months ended March 31, 2013 and 2012, respectively, resulting from the purchase of equipment.

Cash flows provided by financing activities were $408,163 and $388,715 during the three months ended March 31, 2013 and 2012, respectively. Positive cash flows from financing activities during the first quarter of 2013 were due primarily to issuance of long term debt in the amount of $1,400,000 partially offset by reduction in factor liabilities of $638,617, the net $91,850 repayment of related party notes payable, and repayment of notes payable in the amount of $261,370. Positive cash flows from financing activities during the three months ended March 31, 2012 were due primarily to proceeds of $595,000 from sales of common stock offset by the $230,000 reduction in factor liabilities.

We had $1,294,494 in cash and cash equivalents on hand as of March 31, 2013. On May 9, 2013, Panache Beverage, Inc issued a promissory note to Consilium Corporate Recovery Master Fund, which will result in gross proceeds of $4.0 million before fees and other expenses associated with the transaction.   We do not anticipate that additional funding will be needed for the next twelve month. We plan to strengthen our position in the global markets through aggressive marketing and sales of our products, as well as through implementation of other elements of our business plan. However, if our revenue projections fail to materialize and/or our future costs substantially exceed our current estimates, we would need to obtain additional capital to sustain our operations. In the past we have funded our cash needs with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is disputing the production and delivery of vodka and dry goods with a former supplier, Central European Distribution Corporation (“CEDC”).  CEDC contends that the Company owes it approximately $500,000.  The Company contends that CEDC breached its contract to supply and by withholding supply injured the Company in an amount in excess of $650,000. The parties have been negotiating a possible amicable resolution of the dispute and managed to narrow their differences. The Company is hopeful of reaching a mutually satisfactory agreement.  No lawsuit has yet been filed by either CEDC or the Company.

On April 30, 2013, Caribbean Distillers, LLC,  d/b/a Florida Distillers (hereafter "CD"), a competitor of the Company, filed suit against three of CD's former employees, the Company, James Dale and William Gerhauser (Company, James Dale and William Gerhauser hereafter are collectively the "Company Defendants") in Florida State court in Polk County Florida.  CD claims that its former employees provided the Company Defendants with what it characterizes as confidential information and trade secrets involving the prices charged to CD's customers.  CD seeks a preliminary injunction to prevent the Company Defendants from using that so-called confidential information in any way.  CD also alleges that the Company has tortiously interfered with CD's business by obtaining this information.  The Company has accepted service of the Complaint through its counsel on May 7, 2013.  The Company Defendants never received any confidential information or trade secrets from any employee of CD and any information of CD that any present or former CD employee may have provided was neither confidential, a trade secret nor information that was not otherwise available to the Company.  The Company will vigorously defend itself, believes that CD preemptively filed the lawsuit in order to interfere with the Company's business, and will assert appropriate counterclaims against CD if this litigation proceeds.

ITEM 1A.   RISK FACTORS

The following risk factors reflect material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2013 (the “2012 Annual Report”).  For a detailed discussion of the other risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Part I, Item 1A “Risk Factors” in the 2012 Annual Report.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

We are currently reviewing possible acquisitions and, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making  acquisitions, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

1.
On January 24, 2013, the Company entered into a mutual release with a consultant whereby it issued 200,000 shares of the Company’s common stock in consideration and final payment for all compensation due pursuant to a consulting agreement between the parties.  The Company valued the shares at $0.60 per share and recognized $120,000 of expense for the three months ended March 31, 2013.

2.
On March 12, 2013, the Company engaged a law firm to provide counsel in exchange for 15,000 shares of the Company’s common stock.  The Company valued the shares at $0.60 per share and recognized $9,000 of professional fees for the three months ended March 31, 2013.

3.	The Company issued 25,000 shares of common stock during the first quarter of 2013 with respect to stock-based compensation and recognized $30,000 of compensation expense with respect to these shares.

No underwriters were employed in the above transactions.

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

PANACHE BEVERAGE INC.

Date: May 14, 2013	By:	/s/ James Dale
James Dale
Chief Executive Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.