Form 10-Q
period 2013-06-30
Panache Beverage, Inc.
filed 2013-08-19
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to _______

Commission File Number: 000-52670

PANACHE BEVERAGE INC.
(Exact name of small business issuer as specified in its charter)

Florida	38-3855631
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock, par value $.001, outstanding as of August 7, 2013:  27,055,091

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in “Item 1A — Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2012, and “Item 1A — Risk Factors” of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, and the section of this Quarterly Report titled "Risk Factors," as well as the following risks and uncertainties:

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

ITEM 1. FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

PANACHE BEVERAGE, INC.

 TABLE OF CONTENTS

JUNE 30, 2013 AND 2012

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$50,748	$714,178
Restricted cash	3,982,896	600,000
Accounts receivable – net	1,831,841	1,384,296
Inventory	164,712	94,696
Prepaid expenses and other current assets	320,668	100,301
Total Current Assets	6,350,865	2,893,471

Property and Equipment - net	8,887	10,981

TOTAL ASSETS	$6,359,752	$2,904,452

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,112,556	$1,054,544
Due to factor	691,058	1,008,320
Notes payable	50,861	295,062
Loans payable – related parties	426,788	618,748
Accrued interest	78,691	54,946
Other current liabilities	511,681	569,087
Total Current Liabilities	2,871,635	3,600,707

Long term debt	7,500,000	2,100,000

Total Liabilities	10,371,635	5,700,707

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 27,055,891 and 26,760,891 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	27,056	26,761
Additional paid in capital	3,817,924	3,212,623
Additional paid in capital - warrants	327,656	234,117
Accumulated (deficit)	(7,527,737)	(5,783,334)
Total stockholders' deficit	(3,355,101)	(2,309,833)
Non-controlling interests	(656,782)	(486,422)
Total Equity (Deficit)	(4,011,883)	(2,796,255)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,359,752	$2,904,452

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES - NET	$1,425,435	$671,041	$2,842,573	$1,039,524

COST OF GOODS SOLD	855,131	438,211	1,715,558	696,340

GROSS PROFIT	570,304	232,830	1,127,015	343,184

OPERATING EXPENSES
Advertising and promotion	209,924	240,326	476,968	527,101
Consulting	263,235	62,740	291,235	284,409
Professional fees	210,236	335,333	603,204	622,003
General and administrative	794,659	454,208	1,557,620	888,706
TOTAL OPERATING EXPENSES	1,478,054	1,092,607	2,929,027	2,322,219

LOSS FROM OPERATIONS	(907,750)	(859,777)	(1,802,012)	(1,979,035)

OTHER EXPENSE
Interest expense	(164,397)	(12,091)	(268,979)	(23,151)
Interest income	11,093	-	22,154	-
Gain on extinguishment of debt	75,778	-	134,074	-
	(77,526)	(12,091)	(112,751)	(23,151)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(985,276)	(871,868)	(1,914,763)	(2,002,186)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	49,388	111,830	170,360	406,309

LOSS BEFORE PROVISION FOR INCOME TAXES	(935,888)	(760,038)	(1,744,403)	(1,595,877)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(935,888)	$(760,038)	$(1,744,403)	$(1,595,877)

BASIC AND DILUTED RESULTS PER SHAREOF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.04)	$(0.03)	$(0.07)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,177,031	26,332,891	26,364,074	25,839,924

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) - (Unaudited)
AS OF JUNE 30, 2013

	Common Stock		Additional Paid in	Common Stock	Treasury	Accumulated	Total Stockholders' Equity	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Stock	Deficit	(Deficit)	Interests	(Deficit)

Balance, January 1, 2012	25,107,891	$25,108	$1,303,412	$163,097	$-	$(2,516,269)	$(1,024,652)	$(123,696)	$(1,148,348)

Capital contributions	-	-	-	-	-	-	-	257,944	257,944

Common stock and warrants issued for $0.50 per share	120,000	120	99,761	20,119	-	-	120,000	-	120,000

Common stock and warrants issued for $1.00 per share	590,000	590	631,712	105,198	-	-	737,500	-	737,500

Common stock & warrants issued for services rendered	487,000	487	487,213	-	-	-	487,700	-	487,700

Warrants vested for services rendered	-	-	-	8,351	-	-	8,351	-	8,351

Common stock issued to satisfy debt	150,000	150	149,850	-	-	-	150,000	-	150,000

Shares repurchased	-	-	-	-	(150,000)	-	(150,000)	-	(150,000)

Treasury shares sold	-	-	-	-	50,000	-	50,000	-	50,000

Treasury shares retired	(100,000)	(100)	(99,900)	-	100,000	-	-	-	-

Warrants from debt issuance	-	-	-	14,449	-	-	14,449	-	14,449

Warrants exercised	230,000	230	337,506	(47,736)	-	-	290,000	-	290,000

Warrants modified	-	-	(148,395)	148,395	-	-	-	-	-

Warrants expired	-	-	177,756	(177,756)	-	-	-	-	-

Stock-based compensation	-	-	248,884	-	-	-	248,884	-	248,884

Issuance of shares from stock-based compensation	176,000	176	(176)	-	-	-	-	-	-

Beneficial interest in conversion feature of convertible debt	-	-	25,000	-	-	-	25,000	-	25,000

Net loss for the period ended December 31, 2012	-	-	-	-	-	(3,267,065)	(3,267,065)	(620,670)	(3,887,735)

Balance, December 31, 2012	26,760,891	26,761	3,212,623	234,117	-	(5,783,334)	(2,309,833)	(486,422)	(2,796,255)

Common stock issued for services rendered	260,000	260	145,740	-	-	-	146,000	-	146,000

Warrants vested for services rendered	-	-	-	228,735	-	-	228,735	-	228,735

Warrants expired	-	-	135,196	(135,196)	-	-	-	-	-

Stock-based compensation	-	-	324,400	-	-	-	324,400	-	324,400

Issuance of shares from stock- based compensation	35,000	35	(35)	-	-	-	-	-	-

Net loss for the period ended June 30, 2013	-	-	-	-	-	(1,744,403)	(1,744,403)	(170,360)	(1,914,763)

Balance, June 30, 2013	27,055,891	$27,056	$3,817,924	$327,656	$-	$(7,527,737)	$(3,355,101)	$(656,782)	$(4,011,883)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the six months ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(1,744,403)	$(1,595,877)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Non-controlling interest	(170,360)	(406,309)
Depreciation	3,181	2,647
Stock issued for services rendered	374,735	395,000
Advertising expense from capital contribution	-	257,944
Stock-based compensation	324,400	56,900
Changes in assets and liabilities:
Restricted cash	(3,382,896)	-
Accounts receivable	(447,545)	(210,120)
Inventory	(70,016)	(29,307)
Prepaid expenses	(220,367)	(3,113)
Accounts payable	58,012	248,280
Consulting fees payable – related party	-	(2,705)
Accrued interest	23,745	-
Other current liabilities	(57,406)	88,030
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,308,920)	(1,198,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,087)	(8,440)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,087)	(8,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	22,861	22,500
Repayments of notes payable	(267,062)	-
Proceeds from loans payable – related parties	41,000	62,808
Repayments of loans payable – related parties	(232,960)	-
Net (decrease) increase in due to factor	(317,262)	68,040
Proceeds from long term debt	5,400,000	-
Proceeds from issuance of stock and warrants	-	972,500
Repurchase of treasury stock	-	(50,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,646,577	1,075,848

NET INCREASE (DECREASE) IN CASH	(663,430)	(131,222)
Cash, beginning of period	714,178	152,464
Cash, end of period	$50,748	$21,242

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$245,234	$23,151

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services rendered	$374,735	$395,000
Capital contribution – Advertising services	$-	$257,944

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

Panache Distillery, LLC (“Panache Distillery”) was organized as a limited liability company in the State of Florida on February 20, 2013 as a wholly owned subsidiary of Panache Beverage, Inc. On May 15, 2013, Panache Distillery entered into an Asset Purchase Agreement to purchase a distillery in New Port Richey, Florida and will offer full integration of domestic distillation, bottling and sales operations. The Company expects the transaction to close by the end of 2013.

Basis of consolidation

The consolidated financial statements include the accounts of Panache Beverage, Inc., Panache LLC, Wodka LLC, Alibi NYC, LLC and Panache Distillery, LLC (collectively, the “Company”). All material intercompany transactions have been eliminated.

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

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped. Some sales contracts contain customer acceptance provisions that grant a right of return. Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled. Customers may also return any product that does not comply with all applicable laws and regulations. We record revenue net of the estimated cost of sales returns and allowances. Gross revenue was reduced due to sales returns and allowances by $6,000 and $425 during the three months ended June 30, 2013 and 2012, respectively and $6,383 and $30,325 during the six months ended June 30, 2013 and 2012, respectively.

Sales discounts were $1,176 and $0 for the three months ended June 30, 2013 and 2012 and $1,191 and $22,266 for the six months ended June 30, 2013 and 2012.

From time to time the Company provides incentives to its customers in the form of free product. The costs associated with producing this product is included as an expense in costs of goods sold. No revenue is recognized with respect to such product giveaways. The Company did not give away any product during the three and six months ended June 30, 2013. The Company gave away product costing $1,440 during the three and six months ended June 30, 2012.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Advertising

Advertising costs are expensed as incurred and aggregated $209,924 and $240,326 for the three months ended June 30, 2013 and 2012, respectively and $476,968 and $527,101 for the six months ended June 30, 2013 and 2012, respectively.

Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka. The Company recorded advertising expense and capital contributions from non-controlling interests of $0 and $75,371 in relation to this arrangement for the three months ended June 30, 2013 and 2012, respectively and $0 and $257,944 in relation to this arrangement for the six months ended June 30, 2013 and 2012, respectively.

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2012 Annual Report on Form 10-K and remain unchanged as of June 30, 2013.

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

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management review of outstanding balances, no allowance for doubtful accounts was recorded as of June 30, 2013 and 2012.

No bad debt expense was recognized for the three and six months ended June 30, 2013 and 2012.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services. The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services. The Company recognized $9,167 and $151,653 of professional fee expense in relation to these agreements for the three months ended June 30, 2013 and 2012, respectively and $144,417 and $320,529 of professional fee expense in relation to these agreements for the six months ended June 30, 2013 and 2012. Prepaid expenses relating to these agreements were $0 and $54,683 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 4 – FACTORING AGREEMENT

In the third quarter of 2012, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain Alchemia accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 75% of the net amount of eligible accounts receivable up to an initial maximum of $150,000 with a possible increased maximum of $300,000. In the fourth quarter of 2012, the agreement was expanded to include Wodka and Alibi accounts receivable with the initial limits of $250,000 for each brand and possible increased maximum of $1,000,000 and $500,000, respectively. The factor's purchase of the eligible accounts receivable includes a discount fee which is deducted from the face value of each collection. The discount fee is based on the number of days outstanding from the date of purchase. In the second quarter of 2013, the agreement was amended to decrease the discount fee to 3.0% if paid within 30 days and 0.83% for each 10 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

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

The combined balance due to the factors as of June 30, 2013 and December 31, 2012 was $691,058 and $1,008,320, respectively. Factor expense charged to operations for the three months ended June 30, 2013 and 2012 amounted to $46,422 and $31,284, respectively and for the six months ended June 30, 2013 and 2012 amounted to $111,733 and $57,663, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – NOTES PAYABLE

On June 11, 2013, the Company borrowed $22,860 from a third party at an interest rate of 7.20% per annum. The loan was used to finance directors’ and officers’ insurance and is due in nine equal monthly payments of $2,617. The balance of this loan was $22,860 as of June 30, 2013.

On November 15, 2012, Wodka borrowed $16,875 from a third party at an interest rate of 7.25% per annum. The loan was used to finance credit insurance and is due in three equal payments of $5,796 due December 15, 2012, March 15, 2013 and June 15, 2013. The balance of this loan was $0 and $11,283 as of June 30, 2013 and December 31, 2012, respectively.

On September 14, 2012, the Company borrowed $250,000 from a third party for working capital purposes payable on January 15, 2013. Per the agreement, interest of $25,000 was paid via regular payments through the term of the loan. The Company repaid the loan in full on January 15, 2013. The balance of the loan as of June 30, 2013 and December 31, 2012 was $0 and $248,145, respectively.

On August 11, 2011, the Company borrowed $28,000 from a third party for working capital purposes. The loan is non-interest bearing and payable on demand. The balance of this loan was $28,000 as of June 30, 2013 and December 31, 2012.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of June 30, 2013 and December 31, 2012. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum. The loan agreement provided the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share. The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012. Per the terms of the agreement, the loan was to be repaid within four months of its commencement. The Company repaid the loan on February 14, 2013. The balance of the loan as of June 30, 2013 and December 31, 2012 was $0 and $191,960, respectively.

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

The Company had additional loans payable to related parties totaling $181,788 and $281,898 at June 30, 2013 and December 31, 2012, respectively. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
Commissions payable	$17,000	$171,778
Excise taxes payable	75,954	75,954
Customer deposits	-	115,464
Accrued salaries	254,733	138,900
Accrued expenses and other liabilities	163,994	66,991
Total other current liabilities	$511,681	$569,087

NOTE 8 – LONG TERM DEBT

On May 9, 2013, Panache Beverage, Inc. issued a promissory note to Consilium Corporate Recovery Master Fund, LTD, which resulted in gross proceeds of $4,000,000 before fees and other expenses associated with the transaction. The note will bear interest at 8% per annum with interest payable quarterly in arrears. A final payment of all principal due under the promissory note, plus accrued interest to date, shall be made on May 9, 2016. The balance of the note as of June 30, 2013 is $4,000,000.

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

On December 21, 2012, pursuant to a Term Loan Agreement (“Loan Agreement”) between the parties, the Company issued a promissory note for $2,100,000 to Consilium Corporate Recovery Master Fund, LTD due on December 31, 2015 and bearing interest at 12% per annum. Interest is payable quarterly in arrears. The Company is using the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the Loan Agreement and agreed to retain $600,000 of the proceeds in escrow. Concurrent with the issuance of the note, the managing director of Consilium was appointed to the Board of Directors of the Company.

Future maturities of long term debt as of March 31, 2013 are as follows:

For the year ended:
December 31, 2013	$477,648
December 31, 2014	-
December 31, 2015	2,100,000
December 31, 2016	5,400,000
December 31, 2017	-
$7,977,648

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

On May 9, 2013, Panache Beverage, Inc. issued a promissory note to Consilium Corporate Recovery Master Fund, which resulted in gross proceeds of $4,000,000 before fees and other expenses associated with the transaction. The note will bear interest at 8% per annum with interest payable quarterly in arrears. A final payment of all principal due under the promissory note, plus accrued interest to date, shall be made on May 9, 2016. The balance of the note as of June 30, 2013 is $4,000,000.

On February 14, 2013, pursuant to a Term Loan Agreement dated February 14, 2013 (“2013 Loan Agreement”) between the parties, Wodka issued a promissory note for $1,400,000 to Consilium Corporate Recovery Master Fund, LTD due on February 14, 2016 and bearing interest at 12% per annum. Interest is payable quarterly in arrears. The Company is using the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the 2013 Loan Agreement and agreed to retain $800,000 of the proceeds in escrow.

On December 21, 2012, pursuant to a Term Loan Agreement (“Loan Agreement”) between the parties, the Company issued a promissory note for $2,100,000 to Consilium Corporate Recovery Master Fund, LTD due on December 31, 2015 and bearing interest at 12% per annum. Interest is payable quarterly in arrears. The Company is using the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the Loan Agreement and agreed to retain $600,000 of the proceeds in escrow. Concurrent with the issuance of the note, the managing director of Consilium was appointed to the Board of Directors of the Company.

On February 14, 2013, the Company issued Consilium warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years. The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice. The warrants expire on February 14, 2018. The Company valued the stock warrants at $740,968 using the Black Scholes model.

On December 21, 2012, the Company also issued Consilium warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years. The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice. The warrants expire on December 21, 2017. The Company valued the stock warrants at $1,229,304 using the Black Scholes model.

The Company has recognized $228,274 and $123,324 of consulting expense in relation to these warrant agreements with Consilium for consulting services for the three and six months ended June 30, 2013, respectively.

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of June 30, 2013 and December 31, 2012.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $181,788 and $281,898 at June 30, 2013 and December 31, 2012, respectively, and are unsecured and non-interest bearing with no stated payment terms.

Wodka received advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka during 2012. The Company recorded advertising expense and capital contributions from non-controlling interests of $75,371 and $257,944 in relation to this arrangement for the three and six months ended June 30, 2012.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On May 2, 2013, the Company settled its dispute with Incubrands Spirits Group (“Incubrands”) concerning an equity agreement with a predecessor of the Company dated April 30, 2007. Per the terms of the settlement, the Company agreed to pay Incubrands 40,000 shares of the Company’s common stock and $84,000 payable over ninety days. As of June 30, 2013, the Company owed $17,000 on the settlement.

The Company rents furnished office space on a month-to-month basis. Rent expense was $5,400 and $3,240 for the three months ended June 30, 2013 and 2012, respectively and $6,480 and $6,320 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 11 – STOCKHOLDERS’ DEFICIT

On February 14, 2013, as noted above, the Company issued Consilium warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years. The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice. The warrants expire on February 14, 2018. The Company valued the stock warrants at $740,968 using the Black Scholes model with the following assumptions.

Risk free rate	0.9%
Expected dividend yield	0.0%
Expected volatility	99%
Expected life of options	5.00 years
Exercise price	$0.50
Stock price on issuance date	$0.54

On December 21, 2012, the Company issued Consilium Investment Management, LLC (“Consilium”) warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years. The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice. The warrants expire on December 21, 2017. The Company valued the stock warrants at $1,229,304 using the Black Scholes model.

The Company is amortizing the value of the warrants to consulting expense ratably over the four year consulting periods. The Company has recognized $123,324 and $228,274 of consulting expense in relation to these agreements for the three and six months ended June 30, 2013.

On December 21, 2012, pursuant to the 2012 Non-Qualified Stock and Option Compensation Plan, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $1.00 per share with an expiration date of December 21, 2015. The warrants vest in two equal tranches on December 31, 2013 and December 31, 2014. The Company has recognized $140,950 and $281,900 of compensation expense for the three and six months ended June 30, 2013, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – STOCKHOLDERS’ DEFICIT – (Continued)

The following table shows the warrant activity for the six months ended June 30, 2013:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	6,263,750	$0.86
Issued	1,850,000	$0.51
Exercised	-	$-
Expired	(460,000)	$-
Outstanding of June 30, 2013	7,653,750	$0.74	3.6 years	$-

On January 24, 2013, the Company entered into a mutual release with a consultant whereby it issued 200,000 shares of the Company’s common stock in consideration and final payment for all compensation due pursuant to a consulting agreement between the parties. The Company valued the shares at $0.60 per share and recognized $0 and $120,000 of expense for the three and six months ended June 30, 2013, respectively.

On March 12, 2013, the Company engaged a law firm to provide counsel in exchange for 15,000 shares of the Company’s common stock. The Company valued the shares at $0.60 per share and recognized $0 and $9,000 of professional fees for the three and six months ended June 30, 2013.

The Company recognized $12,500 and $42,500 of compensation expense for the three and six months ended June 30, 2013, respectively, in relation to the grants of 10,000 and 35,000 shares of common stock as stock-based compensation during the three and six months ended June 30, 2013, respectively. The shares immediately vested and the fair value of this stock issuance was determined by the value of the services provided.

NOTE 12 – NON-CONTROLLING INTERESTS

As of June 30, 2013 and December 31 2012, the non-controlling interests balance was $(656,782) and $(486,422), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the three months ended June 30, 2013 and 2012, $93,768 and $69,219 respectively, of Wodka’s net loss was allocated to Panache and $49,388 and $111,830, respectively, was allocated to noncontrolling interests.

For the six months ended June 30, 2013 and 2012, $323,437 and $218,678, respectively, of Wodka’s net loss was allocated to Panache and $170,360 and $406,309, respectively, was allocated to noncontrolling interests.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – CONCENTRATIONS AND RISK

Major customers

The Company had one customer representing approximately 98% of revenues for the three months ended June 30, 2013. This customer represented approximately 99% of the receivables outstanding as of June 30, 2013.

The Company had two customers representing approximately 96% of revenues for the three months ended June 30, 2012. This customer represented approximately 96% of the receivables outstanding as of June 30, 2012.

The Company had one customer representing approximately 99% of revenues for the six months ended June 30, 2013. These customers represented approximately 99% of the receivables outstanding as of June 30, 2013.

The Company had two customers representing approximately 96% of revenues for the six months ended June 30, 2012. These customers represented approximately 96% of the receivables outstanding as of June 30, 2012.

Major suppliers

The Company had two suppliers represent approximately 98% of purchases for the three months ended June 30, 2012. The Company did not have any account payable outstanding to these suppliers as of June 30, 2013.

The Company had one supplier representing approximately 96% of purchases for the three months ended June 30, 2012. This supplier represented approximately 60% of the payables outstanding as of June 30, 2012.

The Company had two suppliers represent approximately 98% of purchases for the six months ended June 30, 2012. The Company did not have any account payable outstanding to these suppliers as of June 30, 2013.

The Company had one supplier representing approximately 89% of purchases for the six months ended June 30, 2012. This supplier represented approximately 60% of the payables outstanding as of June 30, 2012.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three and six months ended June 30, 2013 and 2012. There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) attributable to Panache Beverage, Inc.	$(935,888)	$(760,038)	$(1,744,403)	$(1,595,877)

Denominator:
Weighted average shares outstanding	26,177,031	26,332,891	26,364,074	25,839,924

Basic net (loss) income per share	$(0.04)	$(0.03)	$(0.07)	$(0.06)

NOTE 15 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2013, the Company had an accumulated deficit of $4,011,883. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 16 – SUBSEQUENT EVENTS

In the summer of 2013 the Company terminated its exclusive importation agreement with Domaine Select Wine Estates. As a result, the Company is now its own importer of Wodka Vodka and the agent for Alibi American Whiskey. This upward integration offers Panache additional profit margin, more flexibility and control in tailoring national pricing, programming and sales.

The Company has evaluated subsequent events through August 19, 2013, the date on which these financial statements were available to be issued.

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

Recent Developments

On May 15, 2013, Panache Distillery, LLC ("PDL"), a wholly owned subsidiary of Panache Beverage, Inc., entered into an Asset Purchase Agreement (“APA”) with Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC, (collectively the "Sellers"), pursuant to which, PDL shall, upon closing, acquire all right, title and interest in and to certain assets owned by the Sellers located at 11807 Little Road, New Port Richey, Florida, including Real Property, buildings, and equipment.

If successful, this acquisition will allow Panache to achieve downward vertical integration into domestic distillation and bottling, diversify revenue streams, reduce certain supplier-related operational risks, and lower cost of productions for its brands.

In the summer of 2013 the Company terminated its exclusive importation agreement with Domaine Select Wine Estates (“DSWE”). As a result, the Company is now its own importer of Wodka Vodka and the agent for Alibi American Whiskey. This upward integration offers Panache additional profit margin, more flexibility and control in tailoring national pricing, programming and sales.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Revenues

Revenues were $1,425,435 and $671,041 for the three months ended June 30, 2013 and 2012, respectively, an increase of 112%. Revenues were $2,842,573 and $1,039,524 for the six months ended June 30, 2013 and 2012, respectively, an increase of 173%. We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales returns and allowances by $6,000 and $425 during the three months ended June 30, 2013 and 2012, respectively and $6,383 and $30,325 during the six months ended June 30, 2013 and 2012, respectively.

The increase in revenue during the three and six months ended June 30, 2013 compared to the same period in 2012 was primarily due to successful implementation of our Wodka marketing and sales strategies, as well as the successful launch of the Alibi  brand in the fourth quarter of 2012.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor are included in cost of goods. Cost of goods sold was $855,131, or 60% of revenue, and $438,211, or approximately 65% of revenue, during the three months ended June 30, 2013 and 2012, respectively. Cost of goods sold was $1,715,558, or approximately 60% of revenue, and $696,340, or approximately 67% of revenue, during the six months ended June 30, 2013 and 2012, respectively.

These increases in cost of goods sold are attributable to increases in revenue. The decrease in costs of goods sold as a percentage of revenue during the three and six month periods ended June 30, 2013 in comparison to the same periods in 2012 is mostly due to higher profit margins on Alibi sales and more favorable terms with the new Polish distillery producing Wodka. Wodka changed suppliers during third quarter of 2012.

Expenses

Operating expenses were $1,478,054 and $1,092,607 for the three months ended June 30, 2013 and 2012, respectively and $2,929,027 and $2,322,219 for the six months ended June 30, 2013 and 2012, respectively.

The increase in operating expenses was primarily caused by general and administrative expenses increasing $340,451 for quarter ended June 30, 2013 compared to the same period in 2012 and $668,914 for the six months ended June 30, 2013 compared to the same period in 2012. These increases are due to stock compensation expense and higher head count in 2013.

Net Loss

The Company’s net loss for stockholders was $935,888 and $760,038 for the three months ended June 30, 2013 and 2012, respectively and $1,744,403 and $1,595,877 for the six months ended June 30, 2013 and 2012, respectively. The change in net loss during the three and six months ended June 30, 2013 was attributable to higher operating expenses, increased interest expense and less loss allocated to non-controlling interests.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were $5,308,920 and $1,198,630 for the six months ended June 30, 2013 and 2012, respectively. Negative cash flows from operations for the six months ended June 30, 2013 were due primarily to the restrictions on cash stemming from loans from Consilium Corporate Recovery Master Fund, LTD, which decreased cash flows from operations by $3,382,896. Negative cash flows for the six months ended June 30, 2013 were also caused by the net loss of $1,744,403 and increases in operating assets of $737,928. These negative cash flows were partially offset by non-cash expenses of $699,135 from issuing stock and warrants to employees and external professionals for services rendered. Negative cash flows from operations for the six months ended June 30, 2012 were due primarily to the net loss of $1,595,877 and the loss allocated to non-controlling interests of $406,309 offset by non-cash advertising of $257,944 and non-cash expenses of $451,900 from issuing stock and warrants to employees and external professionals for services rendered.

Cash flows used in investing activities in both 2013 and 2012 were due to the purchase of equipment.

Cash flows provided by financing activities were $4,646,577 and $1,075,848 during the six months ended June 30, 2013 and 2012, respectively. Positive cash flows from financing activities during the six months ended June 30, 2013 were due primarily to proceeds of $5,400,000 from issuances of long term debt to Consilium Corporate Recovery Master Fund, LTD partially offset by the net repayments of short term debt of $436,161 and a reduction in factor liabilities of $317,262. Positive cash flows from financing activities during the six months ended June 30, 2012 were due primarily to proceeds of $972,500 from sales of common stock.

We had $4,033,644 in cash and cash equivalents on hand (including restricted cash) as of June 30, 2013. We do not anticipate that additional funding will be needed for the next twelve months. We plan to strengthen our position in the global markets through aggressive marketing and sales of our products, as well as through implementation of other elements of our business plan. However, if our revenue projections fail to materialize and/or our future costs substantially exceed our current estimates, we would need to obtain additional capital to sustain our operations. In the past we have funded our cash needs with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings:

Caribbean Distillers, LLC d/b/a Florida Caribbean Distillers v. Ronnie Call, et al v. Arturo De La Cruz, 10th Circuit Court in and for Polk County, Florida, No. 2013A-2564. In this action filed at the end of April, 2013, plaintiff named the Company, James Dale, the Company’s CEO, and William Gerhauser, the Company’s head of Investor Relations, as defendants along with 3 former employees of the plaintiff. Plaintiff accused the Company and its representative of misappropriating confidential information and trade secrets and intentionally interfering in its business relations and sought injunctive relief against the Company to prevent it from, among other things, competing in the bulk alcohol market. After hearing only the plaintiff’s evidence, and without the need for the defendants to complete their defense, the Polk County court dismissed plaintiff’s claims for injunctive relief and indicated that based on the defendants’ abbreviated evidence, the information about which plaintiff was complaining was not, in fact, confidential. The parties have since settled the remaining issues and the case will shortly be dismissed with prejudice without any material adverse effect on the Company.

Pacific Edge Marketing Group, Inc. v. Panache Beverage, Inc., US District Court for the Central District of California, Case No. CV13-3957, & Panache Beverage, Inc. v. Pacific Edge Marketing Group, Inc., US District Court for the Southern District of New York, Civil Action No. 13-cv-04575. After Panache learned that Pacific Edge had changed the trade dress of its Gruven brand vodka to be confusingly similar to the Company’s Wodka brand vodka, the Company demanded that Pacific Edge cease the use of its infringing trade dress. In response, Pacific Edge preemptively filed an action for declaratory judgment in California federal court. The Company has moved to dismiss the California action and it filed an action in New York federal court against Pacific Edge for violation of the Lanham Act and ancillary state law violations. Pacific Edge has not yet filed an answer to the Company’s complaint. The Company believes it will prevail in protecting the trade dress of Wodka brand vodka, and the litigation is not expected to have any material adverse effect on the Company.

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

We have terminated our exclusive distribution agreement with Domaine Select Wine Estates (“DSWE”).

We have terminated our exclusive distribution agreement with Domaine Select Wine Estates (“DSWE”). As a result of the termination of the distribution agreement with DSWE we now are the importer for Wodka and Agent for Alibi.

We have become our own importer for Wodka Vodka.

We have become our own importer for Wodka Vodka. While becoming our own importer for Wodka allows us to have more control over our sales and pricing, we take on the risk of dealing directly with distributors and handling billing with a multitude of vendors rather than previously with DSWE being the major vendor.

We have become our own Agent for Alibi American Whiskey.

We have become our own Agent for Alibi American Whiskey. While becoming our own Agent for Alibi allows us to have more control over our sales and pricing, we must take on the risk of handling billing with a multitude of vendors rather than previously with DSWE being the major vendor. In addition, we take on the risk of growing the brand’s distributor relationships as the brand is currently still new to the United States.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

1.
On January 24, 2013, the Company entered into a mutual release with a consultant whereby it issued 200,000 shares of the Company’s common stock in consideration and final payment for all compensation due pursuant to a consulting agreement between the parties. The Company valued the shares at $0.60 per share and recognized $120,000 of expense with respect to these shares.

2.
On March 12, 2013, the Company engaged a law firm to provide counsel in exchange for 15,000 shares of the Company’s common stock. The Company valued the shares at $0.60 per share and recognized $9,000 of professional fees with respect to these shares.

3.	The Company issued 25,000 shares of common stock during the first quarter of 2013 with respect to stock-based compensation and recognized $30,000 of compensation expense with respect to these shares.

4.
On April 1, 2013, the Company engaged an individual to provide consulting services in exchange for 5,000 shares of the Company’s common stock. The Company valued the shares at $1.00 per share and recognized $5,000 of consulting expenses with respect to these shares.

5.
The Company issued 40,000 shares of the Company’s common stock in relation to a settlement and release agreement with Incubrands Spirits Group (“Incubrands”) executed on May 2, 2013. The Company valued the shares at $0.30 per share as part of the transaction that settled the contingent liability to Incubrands.

6.	The Company issued 10,000 shares of common stock during the second quarter of 2013 with respect to stock-based compensation and recognized $12,500 of compensation expense with respect to these shares.

No underwriters were employed in the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Asset Purchase Agreement dated May 15, 2013 between Panache Distillery LLC and Douglas Joint Venture, Empire Join Venture and V-3 Joint Venture, LLC

10.2	Amended and Restated Loan Agreement dated May 9, 2013 between Consilium Corporate Recovery Master Fund, LTD

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Reports on Form 8-K

1.	On May 9, 2013, the Company filed a current report on Form 8-K to announce the issuance of a $4,000,000 promissory note to Consilium Corporate Recovery Master Fund, LTD.

2.	On May 15, 2013, the Company filed a current report on Form 8-K to announce Panache Distillery, LLC entered into an Asset Purchase Agreement to purchase , upon closing, a distillery.

3.	On August 16, 2013, the Company filed a current report on Form 8-K to announce the resignation of a member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: August 19, 2013	By:	/s/ James Dale
James Dale Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement dated May 15, 2013 between Panache Distillery LLC and Douglas Joint Venture, Empire Join Venture and V-3 Joint Venture, LLC

10.2	Amended and Restated Loan Agreement dated May 9, 2013 between Consilium Corporate Recovery Master Fund, LTD

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.