Form 10-K/A
period 2012-12-31
Panache Beverage, Inc.
filed 2013-08-21
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

646-480-7479
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the closing price of such common equity on June 30, 2012 was $35,286,074. For purposes of this calculation only, (i) shares of common stock are deemed to have a market value of $1.34, the closing price of the common stock as reported on the OTC Bulletin Board on June 30, 2012, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding common stock as of June 30, 2012 is deemed to be an affiliate.

As of August 5, 2013, the issuer has one class of common stock, and the number of shares outstanding of such common stock was 27,055,891.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Panache Beverage, Inc. contains "forward-looking statements" that may state our management's plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995. The issuer's actual results could differ significantly from those discussed herein.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in “Item 1A — Risk Factors” below, as well as the following risks and uncertainties:

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

EXPLANATORY NOTE

Panache Beverage, Inc.  (“the Company”) is filing this Amendment No. 1 (“Amended Form 10-K) to its Annual Report on Form 10-K for the year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013 (the “Original Form 10-K”), to restate the Company’s consolidated financial statements for the year ended December 31, 2012 and amend related disclosures in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Form 10-K to correct its accounting for stock warrants.  The Company has refined its interpretation of GAAP as it relates to the accounting for warrants issued to Consilium Investment Management, LLC for consulting services.

In accordance with applicable SEC rules, this Amendment No. 1 includes certification of our Chief Executive Officer and Acting Principal Accounting Officer dated as of the date of this filing.

TABLE OF CONTENTS

PART I.

PART II.

PART III.

PART IV

ITEM 15. EXHIBITS, FINANCIALS STATEMENT SCHEDULES	45

SIGNATURES	48

INDEX TO EXHIBITS	49

PART I

Item 1.   Business

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to "the Company", "Panache Beverage", "Panache", "our Company", "we", "us", and similar references refer to Panache Beverage, Inc. and its subsidiaries.

Business Development

Panache Beverage Inc. was incorporated in the State of Florida on December 28, 2004 under the name Biometrix International Inc. On May 30, 2007, the Company changed its name to BMX Development Corp. On September 6, 2011, the Company filed an Articles of Amendment to the Articles of Incorporation with the Florida Secretary of State to change its name to Panache Beverage Inc. and believed the new name would more accurately reflect its business after a stock exchange transaction with Panache LLC, a New York Limited Liability Company.

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

Wodka Vodka (www.welovewodka.com)

Wodka is triple distilled and charcoal filtered, earning it a 90 point rating by the Beverage Testing Institute – a first for any brand available for under $10. Wodka was developed as an egalitarian brand – coming from the position that consumers shouldn’t have to pay $30 for a bottle of quality vodka. This position was authentic – the brand was discovered by Panache while walking through a distillery in Eastern Poland – Wodka Vodka, a relic from Poland's communist era, was government owned/issued vodka. Wodka stands tall in the exploding category of “quality for value” spirit brands. It is uniquely positioned in the category as fun, quirky, aloof – all attributes which have been embraced by trade and consumers making Wodka a true “brand” very quickly.  Since launching in the United States it has been recognized as a category leader by Time Magazine, the Wall Street Journal, Bloomberg Magazine, and CNBC amongst a host of traditional consumer media.

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

Despite larger serving sizes, over the past decade the market shares of beer and wine have decreased, while the share of distilled spirits or hard liquor has risen significantly. The value of all spirits sold in the U.S. in 2009 was $18.7 billion according to the Distilled Spirits Council of the United States (DISCUS), and vodka accounted for roughly 25%. Between 1995 and 2006, the market shares of both beer and wine decreased by 5 percent (from 60 to 55 percent for beer and from 12 to 7 percent for wine), while distilled spirits made up the difference, increasing by 10 percent. In a report from the Distilled Spirits Council, Distilled spirits made market share gains on beer and wine in 2012 and now account for more than a third of all alcohol sales.

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

Customers

United States

The Company’s key customer in the United States, its import partner Domaine Select Wine Estates (“DSWE”), continues to invest behind the Panache business.Having already been the US importer of record, DSWE inked a deal with the Company to be the US importer for Alibi American Whiskey. The $10 million deal was announced publicly on December 10, 2012. On the heels of the Alibi deal and the rapidly growing Wodka business, DSWE is also investing additional resources behind the Company including increased headcount, cooperative marketing dollars and dedicated infrastructure.

International

The Panache international customer base continues to grow with strong customer relationships in five international markets.  Further development of the international business is one of the tent pole initiatives of the 2013 Panache business strategy with a goal of developing an additional three to five markets this year.

Advertising, Marketing, and Promotion

Panache Beverages continues to differentiate itself in the spirits marketplace through its focus on developing strong brands with true consumer demand.  The company's philosophy has been to find gaps in the spirits landscape and bring products to market that satisfy unmet consumer needs.  Most independent spirit companies overspend on trade related marketing. Panache has always believed that long term brand viability lives with the consumer, not the trade.  While trade marketing and trade support is critical, Panache has always believed that the greatest support we can offer our customers is through the creation of consumer demand.

Marketing for our brands has always started with strong, clear brand positions and personalities which differentiate our brands from others in the category.  We support the brand positioning with integrated campaigns that include advertising, digital marketing, PR and events.  The trade is supported off premise (liquor stores, packaged goods stores) through traditional but creative point of sale programs while the on-premise (bars, clubs, restaurants) is supported through a proprietary support model.

Our overall philosophy is to create awareness of our brands that indexes far higher than our spend or our brands' size would indicate.

Wodka Vodka

Wodka Vodka's humorous personality and groundbreaking "high quality/low price" brand positioning has been well documented in media ranging from the Wall Street Journal and Time Magazine to Maxim Magazine and CNBC.  It’s been credited with creating a new, flourishing category of vodka built more on “function” than style.

Since its launch in 2010, Wodka has been known for its sometimes controversial, always relevant billboard campaigns juxtaposing something of perceived quality against something of perceived low pricing.  In 2011, Wodka Vodka made international news with its holiday campaign featuring the tag line, Christmas Quality, Hanukkah Pricing.  There have been over 15 different national and regional campaigns since 2010.

Looking forward the brand will continue to explore its humorous side but most marketing dollars will shift to the digital and social mediums where Wodka will be able to target specific geographic areas to support while taking advantage of the cult status the brand and its creative campaign has achieved to continue to build the brand nationally.  The "quality/pricing" campaign will remain at the center of its marketing efforts and the product will continue to be supported beyond digital and social media with billboards and on/off premise programming.

Alibi American Whiskey

Alibi is an elixir for the flawed human quality in all of us; a tonic for sin and an excuse for vulnerability.  We created the spirit because we know mankind needs an out, a way to feel better about those poor decisions that will invariably be made.  Alibi is for real people, real drinkers and believes that at one time or another…Everybody Needs an Alibi.

Marketing for Alibi will launch in the second quarter of 2013 with the goal of positioning the brand alongside the questionable acts people we either know or see on TV, commit every day.  While Alibi doesn't condone anyone's missteps, the brand inherently accepts that people make mistakes and believes we should recognize and talk about these mistakes.  The brand's innovative position will come to life through an integrated marketing campaign led by its proprietary "scandal application" and supported by advertising, event marketing, PR, and on and off premise support.

Alchemia Infused

Alchemia was developed in response to the exploding flavored vodka category saturated by brands relying on mass produced flavorants and candy-aisle profiles.  The brand defines its own category as a premium infused, gourmet vodka for foodies, gastronomic, wine and brown spirits enthusiasts.  Alchemia is made in Poland using a handmade, artisan process that infused ultra-premium vodka with whole, natural ingredients and has been embraced by the culinary community, celebrity chefs and their restaurants.

The roll out of the brand's positioning in 2011 was an unqualified success and has led Panache to invest in a major packaging and design change developed after trade and consumer focus group testing.  The roll out of the new packaging is anticipated for the third quarter 2013 and will be followed by regional advertising and event marketing through the remainder of the year.

Engine Shop

Panache has retained Engine Shop (www.engineshopagency.com) as its marketing agency of record.  The agency (with 7 offices in the US) is a formidable player in the entertainment and lifestyle marketing space and has an expertise in spirits.  Agency principals have created and led campaigns for the world’s largest spirits companies and their brands.

Employees

As of December 31, 2012, Panache employed 7 full-time employees, 3 of whom were in sales. All employees are located in the United States.

Intellectual Property

Trademarks are an important aspect of our business model as we create, own and distribute our spirit brands through turnkey supply contracts which also include various third party suppliers in order to get the brands to global market. Having this many organizations involved in brand production and its ultimate distribution means protecting your marks from infringement by registration in the US and abroad. We expect to register our trademarks in additional markets as we gradually expand our distribution territories.

Each of our brands holds a serial trademark number and each is registered to a separate entity. We currently hold three proprietary trademarks, Alchemia Polish Vodka, registered by Panache LLC; Alibi American Whiskey, registered by Alibi NYC LLC; and Fabryka Wodek Wieslaw Wawrzyniak Wodka Vodka, registered by Wodka LLC.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, and stock price materially and adversely. You should carefully consider the risks and uncertainties described below in addition to other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operation would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.

Risks Related to Our Business and Industry

Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.

In our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than Panache, and are more diverse in terms of their geographies and brand portfolios. In all of the markets in which Panache operates, aggressive marketing strategies by these competitors could adversely affect our financial results. Moreover, each of our major markets is premature.

Our success as an enterprise depends largely on the success of relatively few products in several markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results.

Our Wodka brand in the market represented more than half of our sales in 2012. Consequently, any material shift in consumer preferences away from our brands, or from the categories in which they compete, could have a material adverse effect on our business.

We have in the past, and may continue in the future, to rely upon a limited number of Major Suppliers. The failure of one of these suppliers to fulfill its contractual obligations may disrupt our business operation and negatively impact our earnings.

The Company had one supplier representing approximately 96% of purchases for the year ended December 31, 2011. This supplier represented approximately 53% of the payables outstanding as of December 31, 2011. The Company had two suppliers represent approximately 98% of purchases for the year ended December 31, 2012. These suppliers represented approximately 52% of the payables outstanding as of December 31, 2012. The suppliers in 2012 were sequentially retained, and we in fact have only one Major Supplier at a time. Both of our vodkas, Wodka and Alchemia, are produced by one Polish distillery. Shall this distillery, for any reason, fail to deliver our products for an extended period of time, the entire supply chain and the reputation of our brands will be adversely impacted. Our Alibi brand, which is produced in the United States, is exposed to similar risks.

We are reliant upon our distributor to sell our spirits, a process over which we have little control.

We rely on a small number of importers/distributors to buy and resell our products. The failure of one of these customers to fulfill its obligations under the exclusive importation and distributions agreement can have a material adverse impact on our business.

Pursuant to the terms of a distribution agreement dated November 12, 2012 with Domaine Select Wine Estates (“DSWE”), we have engaged DSWE as the exclusive American Importer of Wodka Vodka and Alibi American Whiskey. A disruption of the operations of DSWE could cause significant delays in shipments and sales of our products and may adversely affect our revenue, costs of goods sold, and results of operations. Furthermore, DSWE's ability to sell our products at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our and DSWE's control. Our future revenue growth and success will depend in part on the ability of the Distributor of our spirits to successfully market and sell our products. We will have little control over our Distributors marketing and sales efforts. These marketing and sales efforts may be unsuccessful for various reasons, any of which could hinder our ability to increase revenue or achieve profitability. For example, our Distributors may not have or devote sufficient resources to market and sell our products. Although, through our own sales and marketing effort, we are actively helping this strategic partner to sell the products, there is a possibility that it will accumulate excessive amount of inventory and will not be able to continue purchasing our products in the projected quantities. Our earnings might be negatively impacted during the period of searching for an alternative importer/distributor.

Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.

Our business is highly regulated by federal, state, provincial, and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations, and other matters. These laws and regulations are subject to frequent re-evaluation and political debate. Failure to comply with existing laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition, and results of operations. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized on a global basis, seeking to impose regulations to curtail substantially the consumption of alcohol, including distilled spirits, in developed and developing markets. To the extent such views gain traction in changing regulations where we do or plan to do business, they could have a material adverse impact on our business and results of operations.

Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our operating results.

The supply and price of the raw materials and commodities, such as corn, ryes and water, can be affected by a number of factors beyond our control, including market demand, global geopolitical events, frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases, and theft. To the extent any of the foregoing factors affect the prices of ingredients, our cost of goods sold could be materially and adversely impacted.

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

In the U.S. market, there is a three-tier distribution system that has historically applied to the distribution of our products. That system is increasingly subject to legal challenges on the basis that it allegedly interferes with interstate commerce. To the extent that such challenges are successful and require changes to the three-tier system, such changes could have a materially adverse impact on Panache.

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

Our indebtedness reduces our financial flexibility and could impede our ability to operate.

We might need to obtain additional debt and equity financing to complete subsequent stages of our business plan, including the funds required to expand our businesses.

 We have taken on debt in an aggregate amount of $3.5 Million from Consilium Corporate Recovery Master Fund, LTD, through two separate transactions in the amount of $2,100,000 and $1,400,000, previously disclosed on Form 8-K on December 27, 2012 and February 15, 2013, which required us to provide security for the debt in the form of liens on our assets, including but not limited to, our holding in our subsidiaries, out trademarks, and other valuable assets of the Company. The existence of these liens may preclude us from financing future obligations. In addition to these obligations to Consilium Corporate Recovery Master Fund, Ltd., we have other debt totaling $913,810.

We presently have limited operating capital. To meet future capital requirements necessary for the expansion of our business, we may issue additional securities in the future with rights, terms and preferences designated by our Board of Directors, without a vote of stockholders, which could adversely affect stockholder rights. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to our currently outstanding shares. There is no assurance that such financing will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to implement our business strategy and will have a material adverse effect on our revenues and net income.

We have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception.  Our net loss attributable to Panache Beverage, Inc. for the fiscal years ended December 31, 2012 and 2011 was $3,262,175 and $1,459,578, respectively.  We had an accumulated deficit of $2,114,135 as of December 31, 2012. We anticipate that we may continue to incur operating losses for the foreseeable future.  Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis.

We may have some credit risk.

We have financial instruments that potentially subject the Company to significant concentrations of credit risk consisting principally of cash and trade accounts receivable. The Company places its cash with commercial banking institutions.  At times, such cash may be in excess of the Federal Deposit Insurance Corporation’s insurance limit.  From time to time the Company may also hold cash in accounts with foreign financial institutions.

Our historical results of operations may not be indicative of our future results.

As a result of our limited history of developing and marketing spirits, as well as our procurement of our spirits from third parties, our historical results of operations may not be indicative of future results.

We have entered into an exclusive distribution agreement with Domaine Select Wine Estates (“DSWE”).

Pursuant to the terms of distribution agreements dated March 1, 2011 and November 12, 2012 with Domaine Select Wine Estates (“DSWE”), we have engaged DSWE as the exclusive American Importer and Distributor of Wodka Vodka and Alibi American Whiskey. A disruption of the operations of DSWE could cause significant delays in shipments and sales of our products and may adversely affect our revenue, costs of goods sold, and results of operations. Furthermore, DSWE's ability to sell our products at commercially reasonable prices is uncertain and is dependent on a variety of factors that are outside of our and DSWE's control.

We are reliant upon our Distributor to sell our spirits, a process over which we have little control.

Our future revenue growth and success will depend in part on the ability of the Distributor of our spirits to successfully market and sell our products. We will have little control over our Distributors marketing and sales efforts. These marketing and sales efforts may be unsuccessful for various reasons, any of which could hinder our ability to increase revenue or achieve profitability. For example, our Distributors may not have or devote sufficient resources to market and sell our products.

Our business could be subject to the potential adverse consequences of exchange rate fluctuations.

We conduct business in various countries and currencies, and will be exposed to market risk from changes in foreign currency and exchange rates. Fluctuations in rates between the U.S. dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the SEC XBRL mandate, new SEC regulations and International Financial Reporting Standards (IFRS), are creating uncertainty for public companies. As a result of these new rules and the size and limited resources of our company, we will incur additional costs associated with our public company reporting requirements, and we may not be able to comply with some of these new rules.  In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

The existence of minority members in our Wodka, LLC subsidiary creates potential for conflicts of interest.

We directly own 67.5% of the outstanding membership interest of Wodka, LLC, our subsidiary that owns the trademarks and rights related to Wodka Vodka. Van Wagner Communications, LLC owns 28% of the membership interest in Wodka, LLC. Van Wagner Communications LLC has a Board Member Designee whose consent is required on almost all major decisions regarding Wodka, LLC, and they may not agree with the actions which the Company would like to undertake regarding Wodka, LLC, and may inhibit our ability to operate the Wodka brand as the Company feels is best.  The remaining 4.5% of the company is owned by approximately 6 other members of record. As a result, conflicts of interest may arise that place the fiduciary duties of the Company and these minority members in conflicting positions.

Our stock price has experienced volatility and may continue to experience volatility.

During 2012, the highest price for our common stock was $1.98 per share, while the lowest price during that period was $0.10 per share.  The trading price of our common stock could continue to fluctuate widely due to:

●	limited current liquidity and the possible need to raise additional capital;

●	quarter-to-quarter variations in results of operations;

●	announcements of innovations by us or our potential competitors;

●	changes in or our failure to meet the expectations of securities analysts;

●	new products offered by us or our competitors;

●	announcements of strategic relationships or strategic partnerships;

●	future sales of common stock, or securities convertible into or exercisable for common stock;

●	adverse judgments or settlements obligating us to pay damages;

●	future issuances of common stock in connection with acquisitions or other transactions;

●	acts of war, terrorism, or natural disasters;

●
industry, domestic and international market and economic conditions, including the global macroeconomic downturn over the last three years and related sovereign debt issues in certain parts of the world;

●	low trading volume in our stock;

●	developments relating to trademark or other intellectual property rights;

●	government regulatory changes; or

●	other events or factors that may be beyond our control.

In addition, the securities markets in general have experienced extreme price and trading volume volatility in the past. The trading prices of securities of many companies at our stage of growth have fluctuated broadly, often for reasons unrelated to the operating performance of the specific companies. These general market and industry factors may adversely affect the trading price of our common stock, regardless of our actual operating performance.  If our stock price is volatile, we could face securities class action litigation, which could result in substantial costs and a diversion of management’s attention and resources and could cause our stock price to fall.

We have in the past, and may continue in the future, to rely upon a limited number of Major Customers for our products.

The Company had one customer representing approximately 87% of revenues for the year ended December 31, 2011.  This customer represented approximately 70% of the receivables outstanding as of December 31, 2011. The Company had two customers representing approximately 85% of revenues for the year ended December 31, 2012.  These customers represented approximately 79% of the receivables outstanding as of December 31, 2012.

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

Risks Related to Ownership of our Common Stock

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

The ineligibility of our common stock for sale under Rule 144 will make it more difficult for holders of restricted shares to resell them,  and will generally render the market for our shares less liquid, unless the Registrant undertakes a registered public offering or other registered transaction.

Pursuant to Rule 144(i) under the Securities Act of 1933, as amended, since the Registrant was a shell company prior to the acquisition of Panache LLC, Rule 144 is not available for the sale of the Registrant’s securities until one year has elapsed from the date that the Registrant has filed Form 10 information concerning Panache LLC with the Commission.  The date of filing of this Form 8-K/A should be considered the date that the Registrant has filed Form 10 information with the Commission with a Form 8-K/A on April 11, 2012.

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

Our Board of Directors is authorized by our Articles of Incorporation and Bylaws to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our Board of Directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our Board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our Board of Directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules.  Any issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock, or options or warrants convertible into our common stock,  or the conversion of convertible notes, or options, or warrants into our common stock may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

We may issue significant number of shares of our common stock and convertible notes that may be converted into our common stock in connection with various financings and the repayment of debt. We may also issue options or warrants that may be converted into our common stock in connection with various financings or other activities of the company.  All of these issuances are under negotiation and may be at prices significantly below the market price. The additional shares of our common stock issued and to be issued in the future upon the conversion of debt, options or warrants could cause the market price of our common stock to decline, and could have an adverse effect on our earnings per share if and when we become profitable. In addition, future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities.

We never have and do not anticipate paying cash dividends on our common stock in the foreseeable future.

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying cash dividends in the foreseeable future on shares of our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for our common stockholders.

Our executive officers, directors and insiders and entities affiliated with them hold a significant percentage of our common stock, and these shareholders may take actions that may be adverse to your interests.

As of December 31, 2012, our executive officers, directors and insiders and entities affiliated with them will, in the aggregate, beneficially own approximately 68% of our common stock, and have warrants that would allow them to increase this percentage to 74%. As a result, these shareholders, acting together, will be able to fully control all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets, regardless of how additional security holders may vote. They also can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

The issuance of any of our equity securities pursuant to our equity compensation plans may dilute the value of existing stockholders and may affect the market price of our stock.

We have issued and in the future may continue to issue to our officers, directors, employees and/or other persons equity based compensation under any equity based compensation plan we have adopted or intend to adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol “WDKA”. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on Nasdaq.com for the periods indicated.

2010, 2011 and 2012		High	Low

Quarter Ended	3/31/2010	$1.10	$0.85
Quarter Ended	6/30/2010	$0.85	$0.25
Quarter Ended	9/30/2010	$0.25	$0.20
Quarter Ended	12/31/2010	$0.20	$0.20
Quarter Ended	3/31/2011	$0.20	$0.20
Quarter Ended	6/30/2011	$0.85	$0.20
Quarter Ended	9/30/2011	$2.25	$1.01
Quarter Ended	12/31/2011	$2.00	$1.01
Quarter Ended	3/31/2012	$1.98	$0.10
Quarter Ended	6/30/2012	$1.65	$1.01
Quarter Ended	9/30/2012	$1.30	$0.50
Quarter Ended	12/31/2012	$0.90	$0.43

Agreements to Register

Not applicable.

Holders

As of March 1, 2013 there were 97 holders of record of our common stock.

Shares Eligible for Future Sale

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

Voting Rights

Each share of common stock entitles the holder to one vote at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, of more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

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

Common Stock Description

We are authorized to issue 200,000,000 shares of common stock, $.001 par value, of which 26,915,891 shares are issued and outstanding as of March 1, 2013. The holders of shares of common stock have one vote per share. None of the shares have preemptive or cumulative voting rights, have any rights of redemption or are liable for assessments or further calls. The holders of common stock are entitled to dividends, when and as declared by the Board of Directors from funds legally available, and upon liquidation of us to share pro rata in any distribution to shareholders.

Transfer Agent

Guardian Registrar & Transfer, Inc., 7951 S.W. 6th Street, Suite 216, Plantation, Florida, 33324, is our transfer agent and registrar for our common stock.

Warrants

The Company has issued warrants in connection with its issuance of common stock, notes payable and its stock based compensation program.

As part of the issuance of common shares in 2011, the Company issued 425,000 warrants with a strike price of $1.00 and an expiration date of March 31, 2012.  Of these warrants, 385,000 warrants were modified to change the expiration date to December 31, 2012, and the remaining 40,000 warrants expired on March 31, 2012.  The 385,000 modified warrants expired on December 31, 2012.

As part of the issuance of common shares, the Company issued 120,000 and 930,000 warrants with a strike price of $1.50 and an expiration date of June 30, 2012 during the years ended December 31, 2012 and 2011, respectively.  Of these warrants, 210,000 were exercised in 2012 for proceeds of $290,000, 460,000 were modified to change the expiration date to June 30, 2013, and the remaining 380,000 expired on June 30, 2012.

As part of the issuance of common shares in 2012, the Company issued 306,250 warrants with a strike price of $2.00 and an expiration date of December 1, 2013.  One warrant holder forfeited 62,500 warrants as part of a transaction where he purchased common stock.  The remaining 243,750 warrants are outstanding as of December 31, 2012.

As part of the issuance of common shares in 2012, the Company issued 100,000 warrants with a strike price of $1.25 and an expiration date of December 1, 2013.  These warrants remain outstanding as of December 31, 2012.

As part of a promissory note payable to a third party, on October 10, 2012 the Company issued 120,000 warrants with a strike price of $1.25 and an expiration date of October 31, 2012.  The warrant holder forfeited these warrants as part of a transaction where the Company purchased the promissory note for common stock and cash.

On December 21, 2012 the Company issued 2,760,000 warrants with a strike price of $0.50 and an expiration date of December 21, 2017 in exchange for consulting services.  These warrants remain outstanding as of December 31, 2012.

In 2012, the Company issued 2,700,000 warrants with a strike price of $1.00 and an expiration date of December 21, 2015 as part of its stock-based compensation program.  These warrants vest in two equal tranches on December 21, 2013 and December 21, 2014.  All 2,700,000 warrants are outstanding as of December 31, 2012.

On February 14, 2013 the Company issued 1,840,000 warrants with a strike price of $0.50 and an expiration date of February 14, 2018 in exchange for consulting services.  These warrants remain outstanding as of March 1, 2013.

Treasury Stock

On June 30, 2012 the Company’s Board of Directors passed a resolution to repurchase 50,000 shares of the Company’s common stock from an executive officer for $50,000.  On December 4, 2012, the Company repurchased 50,000 shares of the Company’s common stock from a shareholder for $50,000.  On December 26, 2012, the Company issued 50,000 shares out of treasury for a cash investment of $50,000.  On December 28, 2012, the Company’s Board of Directors passed a resolution to repurchase an additional 50,000 shares from an executive officer for $50,000.  On December 28, 2012, the Company’s Board of Director’s passed a resolution to retire 100,000 treasury shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company engaged an individual on January 1, 2012 to provide business advisory services through June 30, 2012 in exchange for 100,000 shares of common stock.  The Company valued the common stock at $100,000, which is the value of the services provided.  The Company recognized $100,000 of professional fee expense for the year ended December 31, 2012.

On January 1, 2012, the Company engaged a marketing firm to provide business advisory services from January 1, 2012 to June 30, 2012 in exchange for 100,000 shares of common stock.  The Company valued the common stock at $100,000, which was the value of the services provided.  The Company recognized $100,000 of professional fee expense for the year ended December 31, 2012.

The Company also issued 20,000 shares of common stock to an accounting firm to provide accounting and advisory services.  The Company valued the common stock at $20,000, which was the value of the accounting services provided.  The Company used these services in 2012 and accordingly recognized $20,000 of professional fee expense for year ended December 31, 2012.

On April 1, 2012, the Company engaged a consulting firm to provide business advisory services from April 1, 2012 to June 30, 2012 in exchange for 150,000 shares of common stock.  The Company valued the common stock at $150,000, which was the value of the services provided.  The Company recognized $150,000 of professional fee expense for the year ended December 31, 2012.

On May 30, 2012, the Company engaged a marketing firm to provide business advisory services from May 30, 2012 to May 30, 2013 in exchange for 20,000 shares of common stock.  The Company valued the common stock at $25,000, which was the value of the services provided.  The Company recognized $14,583 of professional fee expense during year ended December 31, 2012.

On July 11, 2012, the Company engaged a consulting firm to provide corporate consulting services for six months in exchange for 50,000 shares of common stock.  The Company valued the common stock at $50,000, which was the value of the services provided.  The Company recognized $44,624 of professional fee expense for the year ended December 31, 2012.

On October 1, 2012, the Company engaged an individual to provide consulting services from October 1, 2012 to October 1, 2014 in exchange for 22,000 shares of common stock.  The Company valued the common stock at $27,500, which was the value of the services provided.  The Company recognized $9,375 of professional fees expense in relation to this agreement for the year ended December 31, 2012.

On December 12, 2012, the Company engaged a law firm to provide counsel in exchange for 25,000 shares of the Company’s common stock.  The Company valued the shares at $0.60 per share and recognized $15,000 of professional fees for the year ended December 31, 2012.

On December 17, 2012, the Company issued 150,000 shares of the Company’s common stock and paid $172,500 to satisfy a note payable and previously issued stock warrants.

The Company issued 176,000 shares of common stock during 2012 with respect to stock-based compensation and recognized $233,150 of compensation expense with respect to these shares.

The Board of Directors approved the following stock issuances in 2012:

Date	Number of Shares	Cash Investment
January 30, 2012	40,000	40,000
February 14, 2012	50,000	20,000
February 21, 2012	20,000	10,000
February 27, 2012	10,000	100,000
February 27, 2012	80,000	100,000
March 13, 2012	80,000	50,000
April 26, 2012	40,000	50,000
May 4, 2012	40,000	25,000
May 11, 2012	20,000	12,500
May 15, 2012	10,000	50,000
May 15, 2012	40,000	12,500
May 15, 2012	10,000	12,500
May 15, 2012	10,000	25,000
May 30, 2012	20,000	125,000
June 4, 2012	100,000	50,000
August 27, 2012	40,000	50,000
December 6, 2012	100,000	125,000
	710,000	$857,,500

The Company is using the proceeds from these offerings for working capital purposes.  For each issuance, we relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made these offerings based on the following facts: (1) each issuance was individually an isolated private transaction which did not involve a public offering; (2) there was only one offeree for each issuance, (3) in each case the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) in each case the offeree was sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between each offeree and our management.

Item 6.  Selected Financial Data

The information to be reported under this item is not required of smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in the report on Form 10-K.

This management's discussion and analysis, as well as other sections of this report on Form 10-K may contain "forward-looking statements" that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions or projections. Any statement that is not a statement of historical fact is a "forward -looking statement", and in some cases, words such as  “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, "project", "may", "plan", "seek",  and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption "Risk Factors" in Item 1A of this report and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in prior and subsequent reports on Form 10-Q, Form 10-K, Form 8-k, and other filings). Panache Beverage, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations. Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Overview

Significant Transactions

On September 10, 2012, the Company entered into a production and sales agreement with Przedsiebiorstwo Handlowo-Produkcyjne Wieslaw Wawrzyniak (“PHPWW”) from Kalisz, Poland.  Pursuant to such agreement, PHPWW supplies the Company with Wodka Vodka and Alchemia Vodka.

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

On November 12, 2012, the Company entered into an exclusive importer and distributor agreement with Domaine Select Wine Estates, LLC (“DSWE”).  The agreement appoints DSWE as the exclusive importer and wholesale distributor of Alibi American Whiskey in the United States.

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

In a separate transaction, the Company also issued Consilium warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice.  The warrants expire on December 21, 2017.

On February 14, 2013, pursuant to a Term Loan Agreement dated February 14, 2013 (“2013 Loan Agreement”) between the parties, Wodka, LLC issued a promissory note for $1,400,000 to Consilium Corporate Recovery Master Fund, LTD due on February 14, 2016 and bearing interest at 12% per annum.  Interest is payable quarterly in arrears.  The Company is using the proceeds to fund operations and repay existing debt.  The Company pledged its tangible and intangible assets pursuant to the 2013 Loan Agreement and agreed to retain $800,000 of the proceeds in escrow.

In a separate transaction, the Company also issued Consilium warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice.  The warrants expire on February 14, 2018.

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenues

Net revenues increased $1,356,403 or 70% to $3,290,814 for the year ended December 31, 2012 from $1,934,411 for the year ended December 31, 2011.  We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales discounts by $59,079 and $99,197 during 2012 and 2011, respectively.

The increase in revenues from 2012 to 2011 was due primarily to successful implementation of our Wodka marketing and sales strategies, as well as to the launch of our Alibi brand in the fourth quarter of 2012.

We expect sales to increase during 2013 and we believe our customer base will continue developing through extending the marketing and sales strategy from New York State to other key regions throughout the U.S. Unlike traditional growth plans, we must maintain our current marketing philosophy and avoid scaling the business through traditional block and tackle methods employed by the major spirits companies.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor would be examples of cost of goods sold items. Cost of goods sold was $2,129,240, or 65% of revenue, and $1,439,700, or 74% of revenue, for the years ended December 31, 2012 and 2011, respectively.

The increase in cost of goods sold during 2012 was attributable to the growth in revenues during the same period. Cost of goods sold as a percentage of revenue decreased in 2012 due to obtaining better terms upon switching Wodka production to a new distillery in Poland, as well as to a higher profit margin on Alibi sales.

Expenses

Operating expenses increased 19% in 2012 to $4,889,472 from $4,105,551 in 2011.  The increase in operating expenses in 2012 was primarily attributable to an increase in general and administrative expense of $1,961,540, which was partially offset by a decrease in advertising and promotion expense of $1,082,152 and a decrease in consulting expense of $268,212. Payroll, insurance, and travel and entertainment expenses were among general and administrative expenses that increased substantially in 2012 due to the rapid growth of Panache as a new public company.

Professional fees increased $172,745 in 2012 and included $496,051 of non-cash expenses paid for with common stock and warrants issued for services.

Net Loss

The Company’s net loss for stockholders was $3,267,065 and $1,459,578 for the years ended December 31, 2012 and 2011, respectively.  The increase in the net loss of $1,807,487 was attributable to the surge in general and administrative expenses, which included non-cash expenses of $744,935 paid for by issuing warrants and shares of common stock to employees and external professionals for services rendered.

Liquidity and Capital Resources

Cash flows used in operating activities were $3,738,579 and $1,174,748 for the years ended December 31, 2012 and 2011, respectively. Negative cash flows from operations in 2012 were due primarily to the net loss of $3,267,065, plus the loss allocated to non-controlling interests of $620,670 and changes in asset and liabilities of $1,330,073 offset by non-cash expenses of $744,935 paid for by issuing stock and warrants to employees and external professionals for services rendered and other non-cash expenses of $734,294.  Negative cash flows in 2011 were primarily due to the net loss of $1,459,578 plus the loss allocated to non-controlling interests of $2,218,862 offset by non-cash advertising expense of $1,757,057 and other non-cash expenses of $673,985.

Cash flows used in investing activities in both 2012 and 2011 were due to the purchase of equipment.

Cash flows provided by financing activities were $4,311,208 and $1,303,287 during 2012 and 2011, respectively. Positive cash flows from financing activities in 2012 were due primarily to proceeds of $1,147,500 from sales of common stock and net proceeds of $1,916,500 from long term debt financing.  Positive cash flows also resulted from net proceeds of $691,027 from factoring accounts receivable, net proceeds of $417,062 from notes payable, and net proceeds of $239,119 from related party loans.  Positive cash flows from financing activities in 2011 were due primarily to proceeds of $755,000 from sales of common stock.  Positive cash flows also resulted from contributions from non-controlling interests of $199,800 and net proceeds of $317,293 from factoring accounts receivable.

We had cash of $1,314,178 on hand as of December 31, 2012. In February of 2013, we received additional long term debt financing in the amount of $1,400,000 and do not anticipate that additional funding will be needed for the year of 2013. We plan to strengthen our position in the global markets through aggressive marketing and sales of our products, as well as through implementation of other elements of our business plan. However, if our revenue projections fail to materialize and/or our future costs substantially exceed our current estimates, we would need to obtain additional capital to sustain our operations. In the past we have funded our cash needs with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

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

Income taxes

The Company’s primary operating subsidiaries are limited liability companies and allocate taxable income or loss to their members in accordance with their respective percentage ownership.  Therefore, no provision or liability for federal or state income taxes has been included in the financial statements for the period prior to the reverse merger on August 19, 2011.  Subsequent to the August 19, 2011 reverse merger, income taxes are provided in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  No provision for income taxes has been made for the years ended December 31, 2012 and 2011 due to the Company’s loss position.  The Company has fully reserved its deferred tax assets due to the uncertainty of the Company’s ability to generate net income in the future.

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

Item 8.  Financial Statements and Supplementary Data

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

PANACHE BEVERAGE, INC.

TABLE OF CONTENTS

DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011 (restated)	F-3

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (restated)	F-4

Consolidated Statement of Equity (Deficit) as of December 31, 2012 and 2011 (restated) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 (restated)	F-5

Notes to Consolidated Financial Statements (restated)	F-6 - F-24

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080 Fax (248) 281-0940 30600 Telegraph Road, Suite 2175 Bingham Farms, MI 48025-4586 www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Panache Beverage, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Panache Beverage, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panache Beverage, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the financial statements, management determined that it needed to correct its accounting for warrants it had issued for consulting services and has restated the consolidated financial statements to correct certain accounting errors.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has negative working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 18. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 29, 2013, except for the effects of the correction of the accounting error disclosed in Note 19, as to which the date is August 5, 2013

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(RESTATED)
ASSETS
Current Assets
Cash and cash equivalents	$714,178	$152,464
Restricted cash	600,000	-
Accounts receivable – net	1,384,296	430,087
Inventory	94,696	41,723
Prepaid expenses and other current assets	100,301	106,661
Total Current Assets	2,893,471	730,935

Property and Equipment - net	10,981	6,565

TOTAL ASSETS	$2,904,452	$737,500

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,054,544	$621,397
Due to factor	1,008,320	317,293
Notes payable	295,062	28,000
Loans payable – related parties	618,748	358,629
Consulting fees payable – related party	-	2,705
Accrued interest	54,946	38,860
Other current liabilities	569,087	335,464
Total Current Liabilities	3,600,707	1,702,348

Long term debt	2,100,000	183,500

Total Liabilities	5,700,707	1,885,848

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of December 31, 2012 and 2011, respectively; 26,760,891 and 25,107,891 shares issued and outstanding as of December 31, 2012 and 2011, respectively	26,761	25,108
Additional paid in capital	3,212,623	1,303,412
Additional paid in capital - warrants	234,117	163,097
Accumulated (deficit)	(5,783,334)	(2,516,269)
Total stockholders' deficit	(2,309,833)	(1,024,652)
Non-controlling interests	(486,422)	(123,696)
Total Equity (Deficit)	(2,796,255)	(1,148,348)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,904,452	$737,500

See accompanying consolidated notes to financial statements.

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2012	2011
	(RESTATED)

REVENUES-NET	$3,290,814	$1,934,411

COST OF GOODS SOLD	2,129,240	1,439,700

GROSS PROFIT	1,161,574	494,711

OPERATING EXPENSES
Advertising & promotion	964,442	2,046,594
Consulting	394,459	662,671
Professional fees	1,070,109	897,364
General & administrative	2,460,462	498,922
TOTAL OPERATING EXPENSES	4,889,472	4,105,551

INCOME (LOSS) FROM OPERATIONS	(3,727,898)	(3,610,840)

OTHER EXPENSE
Interest expense	(132,998)	(67,600)
Loss on extiguishment of debt	(26,839)	-
TOTAL OTHER EXPENSE	(159,837)	(67,600)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(3,887,735)	(3,678,440)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	620,670	2,218,862

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,267,065)	(1,459,578)

PROVISION FOR INCOME TAXES	-	-

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(3,267,065)	$(1,459,578)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.:BASIC AND DILUTED	$(0.12)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	26,137,361	24,744,150

See accompanying consolidated notes to financial statements.

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) - (RESTATED)
AS OF DECEMBER 31, 2012 and 2011

	Common Stock		Additional Paid in	Common Stock	Treasury	Accumulated	Total Stockholders' Equity	Non- Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Stock	Deficit	(Deficit)	Interests	(Deficit)

Balance, January 1, 2011	-	$-	$-	$-	$-	$(1,056,691)	$(1,056,691)	$1,472,388	$415,697

Capital contributions	-	-	-	-	-	-	-	622,778	622,778

Equity assumed in conjuction with reverse merger	4,914,500	4,915	44,984	15,768	-	-	65,667	-	65,667

Common stock issued in conjuction with reverse merger	17,440,000	17,440	(1,172,265)	-	-	-	(1,154,825)	-	(1,154,825)

Common stock and warrants issued for $0.50 per share	500,000	500	178,354	71,146	-	-	250,000	-	250,000

Common stock and warrants issued for $1.00 per share	430,000	430	330,617	98,953	-	-	430,000	-	430,000

Common stock issued for services rendered	1,748,391	1,748	1,824,027	-	-	-	1,825,775	-	1,825,775

Warrants exercised	75,000	75	97,695	(22,770)	-	-	75,000	-	75,000

Net loss for the period ended December 31, 2011	-	-	-	-	-	(1,459,578)	(1,459,578)	(2,218,862)	(3,678,440)

Balance, December 31, 2011	25,107,891	25,108	1,303,412	163,097	-	(2,516,269)	(1,024,652)	(123,696)	(1,148,348)

Capital contributions	-	-	-	-	-	-	-	257,944	257,944

Common stock and warrants issued for $0.50 per share	120,000	120	99,761	20,119	-	-	120,000	-	120,000

Common stock and warrants issued for $1.00 per share	590,000	590	631,712	105,198	-	-	737,500	-	737,500

Common stock & warrants issued for services rendered	487,000	487	487,213	8,351	-	-	496,051	-	496,051

Common stock issued to satisfy debt	150,000	150	149,850	-	-	-	150,000	-	150,000

Shares repurchased	-	-	-	-	(150,000)	-	(150,000)	-	(150,000)

Treasury shares sold	-	-	-	-	50,000	-	50,000	-	50,000

Treasury shares retired	(100,000)	(100)	(99,900)	-	100,000	-	-	-	-

Warrants from debt issuance	-	-	-	14,449	-	-	14,449	-	14,449

Warrants exercised	230,000	230	337,506	(47,736)	-	-	290,000	-	290,000

Warrants modified	-	-	(148,395)	148,395	-	-	-	-	-

Warrants expired	-	-	177,756	(177,756)	-	-	-	-	-

Stock-based compensation	-	-	248,884	-	-	-	248,884	-	248,884

Issuance of shares from stock-based compensation	176,000	176	(176)	-	-	-	-	-	-

Beneficial interest in conversion feature of convertible debt	-	-	25,000	-	-	-	25,000	-	25,000

Net loss for the period ended December 31, 2012	-	-	-	-	-	(3,267,065)	(3,267,065)	(620,670)	(3,887,735)

Balance, December 31, 2012	26,760,891	$26,761	$3,212,623	$234,117	$-	$(5,783,334)	$(2,309,833)	$(486,422)	$(2,796,255)

See accompanying consolidated notes to financial statements.

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2012	2011
	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,267,065)	$(1,459,578)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(620,670)	(2,218,862)
Depreciation	6,499	1,009
Bad debt expense	430,402	2,026
Loss on extinguishment of debt attributable to loan discount	14,449	-
Amortization of Loan Discount	25,000	-
Stock & warrants issued for services rendered	496,051	-
Stock based compensation	248,884	670,950
Advertising expense from capital contribution	257,944	1,757,057
Changes in assets and liabilities:
Restricted cash	(600,000)	-
Accounts receivable	(1,384,611)	(205,444)
Inventory	(52,973)	54,467
Prepaid expenses	6,360	(100,994)
Accounts payable	454,147	375,586
Consulting fees payable – related party	(2,705)	(50,046)
Accrued interest	16,086	(2,921)
Other current liabilities	233,623	2,002
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,738,579)	(1,174,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,915)	(5,851)
CASH FLOWS USED IN INVESTING ACTIVITIES	(10,915)	(5,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	597,700	407,378
Repayments of notes payable	(180,638)	(472,515)
Proceeds from loans payable – related parties	246,801	641,328
Repayments of loans payable – related parties	(7,682)	(604,997)
Net proceeds from factor	691,027	317,293
Proceeds from long term debt and related stock warrants	2,100,000	-
Repayments of long term debt	(183,500)	-
Contributions from non-controlling interests	-	199,800
Proceeds from issuance of stock and related stock warrants	1,147,500	755,000
Repurchase of treasury shares	(100,000)	-
Cash received in conjunction with reverse merger	-	60,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,311,208	1,303,287

NET INCREASE (DECREASE) IN CASH	561,714	122,688
Cash, beginning of period	152,464	29,776
Cash, end of period	$714,178	$152,464

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$91,912	$64,679

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock and warrants issued for services rendered	$1,508,502	$670,950
Prepaid expense received in conjuction with reverse merger	$-	$5,667
Capital contribution – Advertising services	$257,944	$422,978
Conversion of accounts payable to notes payable - related party	$21,000	$422,978
Conversion of Debt to Stock	$150,000	$-

See accompanying consolidated notes to financial statements.

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

Cash equivalents

Cash equivalents include bank demand deposits and all highly liquid investments with original maturities of three months or less.  Restricted cash is held in escrow pursuant to a loan agreement as described in Note 9 – Long Term Debt.

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

Inventory

Inventory, consisting entirely of finished goods, is stated at the lower of cost or market, with cost determined by the first-in, first-out method.  Inventory consists of cases of bottled spirits and dry goods.

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

Depreciation expense was $6,499 and $1,009 for years ended December 31, 2012 and 2011, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income taxes

As limited liability companies, the Company’s primary operating subsidiaries allocate taxable income or loss to their members in accordance with their respective percentage ownership.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to the reverse merger on August 19, 2011.  Subsequent to the August 19, 2011 reverse merger, income taxes are provided in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  No provision for income taxes has been made for the years ended December 31, 2012 and 2011 due to the Company’s loss position.  The Company has fully reserved its deferred tax assets due to the uncertainty of the Company’s ability to generate net income in the future.  See Note 15 - Income Taxes.

The Company recognizes and measures its unrecognized tax benefits in accordance with generally accepted accounting principles concerning income taxes.  Under the guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  The measurement of unrecognized tax benefits is adjusted when new information is available, or when an event occurs that requires a change.  Tax years through 2009 are closed to further assessment by the Internal Revenue Service.  It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped.  Some sales contracts contain customer acceptance provisions that grant a right of return.  Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled.  Customers may also return any product that does not comply with all applicable laws and regulations.  We record revenue net of the estimated cost of sales returns and allowances.  Gross revenue was reduced due to sales returns and allowances by $30,576 and $64,448 during 2012 and 2011, respectively.

Sales discounts are recorded as a reduction of revenues and totaled $59,079 and $99,197 for years ended December 31, 2012 and 2011, respectively.

From time to time the Company provides incentives to its customers in the form of free product.  The costs associated with producing this product is included as an expense in costs of goods sold.  No revenue is recognized with respect to such product giveaways.  The Company gave away $1,440 and $2,108 of products during 2012 and 2011, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Excise taxes

Our sales are subject to excise taxes, which we collect from our customers and remit to governmental authorities. We present these taxes on a net basis in the consolidated statement of operations.

Advertising

Advertising costs are expensed as incurred and aggregated $964,442 and $2,046,594 for the years ended December 31, 2012 and 2011, respectively.  Advertising expense included services provided by a related party of $303,478 and $1,757,057 for the years ended December 31, 2012 and 2011, respectively.

The Company received advertising services in the form of out of home media space from a partner who holds a non-controlling interest in the Company under an agreement that provided such partner with an equity interest in the Company.  The Company recorded advertising expense and capital contributions from non-controlling interests of $257,944 for the year ended December 31, 2012.  The Company also incurred set-up and installation costs in relation to such additional advertising services.  The Company recorded advertising expense and accounts payable of $45,534 for the year ended December 31, 2012 for these set-up and installation costs.

Shipping and handling

The costs of shipping and handling are included in cost of goods sold. Shipping and handling charges billed to customers offset cost of goods sold.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTS RECEIVABLE

The Company grants customers standard credit terms as governed by the terms specified in the contracts. The Company’s major customers receive payment credit terms that range between 60 and 65 days.

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.  Based on management review of outstanding balances, an allowance for doubtful accounts of $430,402 and $0 was recorded as of December 31, 2012 and 2011.  Bad debt expense was $430,402 and $2,026 for the years ended December 31, 2012 and 2011, respectively.

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services.  The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services.  The Company recognized $423,693 and $44,937 of professional fee expense in relation to these agreements for the years ended December 31, 2012 and 2011, respectively.  Prepaid expenses relating to these agreements were $43,918 and $101,563 as of December 31, 2012 and 2011, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Computer equipment	$12,088	$6,151
Vehicles	1,659	1,659
Leasehold improvements	5,000	-
Less: accumulated depreciation	(7,766)	(1,245)
Net property and equipment	$10,981	$6,565

NOTE 5 – FACTORING AGREEMENT

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

On June 10, 2011, the Company entered into a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 70% of the net amount of eligible accounts receivable up to a maximum of $1,000,000.  On September 22, 2011, the factor increased the advance to 75% of eligible accounts receivable.  On March 19, 2012, the factor reduced the advance to 70% of eligible accounts receivable.  The factor's purchase of the eligible accounts receivable includes a discount fee which is deducted from the face value of each collection. The Discount Fee is based on the number of days outstanding from the date of purchase. The Discount Fee is 2.50% if paid within 40 days, 3.34% if paid within 50 days, 4.18% if paid within 60 days, 5.00% if paid within 60 days, 5.84% if paid within 70 days, 6.68% if paid within 80 days, 7.50% if paid within 90 days and 2.0% for each 15 day period until the account is paid.  Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.  On October 3, 2012 this agreement was terminated.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 5 – FACTORING AGREEMENT – (Continued)

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

The combined balance due to the factors as of December 31, 2012 and 2011 was $1,008,320 and $317,293, respectively. Factor expense charged to operations for the years ended December 31, 2012 and 2011 amounted to $120,573 and $61,491, respectively.

NOTE 6 – NOTES PAYABLE

On November 15, 2012, Wodka borrowed $16,875 from a third party at an interest rate of 7.25% per annum.  The loan was used to finance credit insurance and is due in three equal payments of $5,796 due December 15, 2012, March 15, 2013 and June 15, 2013.  The balance of this loan was $11,283 as of December 31, 2012.

On October 10, 2012, Alibi borrowed $300,000 from a third party via a Convertible Promissory Note (“Note”) maturing on October 31, 2013 with an interest rate of 15% per annum.  The Note provided the holder with 120,000 warrants to purchase the Company’s common stock at a strike price of $1.25 and the option to convert the outstanding principal and interest of the Note into the Company’s common stock at a conversion price of $1.25.  The Company valued the stock warrants at $14,449 using the Black Scholes model to bifurcate the stock warrants from the Note.  This valuation resulted in a $14,449 discount on the Note that was amortized to interest expense over the life of the loan.  The Company made the following assumptions in applying the Black Scholes model:

Risk free rate	0.2%
Expected dividend yield	0.0%
Expected volatility	68%
Expected life of options	1.06 years
Exercise price	$1.25
Stock price on issuance date	$0.85

On December 17, 2012, the Company purchased the Note, stock warrants, and applicable accrued interest for $172,500 and 150,000 shares of the Company’s common stock.

On September 14, 2012, the Company borrowed $250,000 from a third party for working capital purposes payable on January 15, 2013.  Per the agreement, interest of $25,000 was paid via regular payments through the term of the loan.  The balance of the loan on December 31, 2012 was $248,145.  The Company repaid the loan in full on January 15, 2013.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE – (Continued)

On June 11, 2012, the Company financed its directors and officers insurance for $22,500 over nine monthly payments of $2,575 at 7.1%.  The balance of the loan as of December 31, 2012 was $7,633.

On August 16, 2011, the Company borrowed $32,716 from Natwest Finance Limited at an interest rate of 24% per annum.  The Company repaid this loan in full on October 4, 2011.

In August 11, 2011, the Company borrowed $28,000 from a third party for working capital purposes.  The loan is non-interest bearing and payable on demand.  The balance of this loan was $28,000 as of December 31, 2012 and 2011.

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

NOTE 7 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of December 31, 2012 and 2011.  The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest in Wodka, the related party agreed that the loan would not be repaid without unanimous approval of Wodka’s Board of Managers. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum.  The loan agreement provides the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share.  The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012.  Per the terms of the agreement, the loan was to be repaid within four months of its commencement.  The balance of the loan as of December 31, 2012 was $191,960.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 – LOANS PAYABLE – RELATED PARTIES – (Continued)

Because the conversion feature is at a share price less than the Company’s share price at the time of the loan, it is deemed beneficial to the holder.  As such, generally accepted accounting principles require the Company to record the intrinsic value of the conversion feature as additional paid in capital and record a corresponding discount on the loan payable.  This discount is amortized to interest expense over the life of the loan.  The full $25,000 discount on the loan payable due to the intrinsic value of the conversion feature was amortized to interest expense over the four month term of the loan in 2012.  Total interest expense from this loan payable was $46,666 for the year ended December 31, 2012.

The Company had additional loans payable to related parties totaling $181,788 and $113,629 as of December 31 2012 and 2011, respectively.  The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds of the loans were used to fund operations.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of:

	December 31,
	2012	2011
Commissions payable	$171,778	$171,778
Excise taxes payable	75,954	101,262
Customer deposits	115,464	-
Accrued salaries	138,900	-
Accrued expenses and other liabilities	66,991	62,424
Total other current liabilities	$569,087	$335,464

NOTE 9 – LONG TERM DEBT

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

The Company assumed an unsecured promissory note agreement with an individual lender in the amount of $128,500 at an annual interest rate of 24%, due upon the mutual agreement of the parties.  The loan was transferred into Wodka from a related entity as a deemed distribution.  The Company borrowed an additional $55,000 from this individual lender under the same terms.  The additional proceeds were used to fund operations.  The loan was personally guaranteed by a related party.  The balance of this loan was $183,500 as of December 31, 2011.  Panache Beverage, Inc. purchased the loan from the individual investor on December 31, 2012.

On January 1, 2012, the Company engaged this individual lender to provide business advisory services in exchange for 100,000 shares of common stock.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 9 – LONG TERM DEBT – (Continued)

Future maturities of long term debt as of December 31, 2012 are as follows:

For the year ended:
December 31, 2013	$913,810
December 31, 2014	-
December 31, 2015	2,100,000
December 31, 2016	-
December 31, 2017	-
$3,013,810

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 21, 2012, the Company issued Consilium Investment Management, LLC (“Consilium”) warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years.  The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice.  The warrants expire on December 21, 2017.  The Company valued the stock warrants at $1,229,304 using the Black Scholes model with the following assumptions:

Risk free rate	0.8%
Expected dividend yield	0.0%
Expected volatility	98%
Expected life of options	5.00 years
Exercise price	$0.50
Stock price on issuance date	$0.59

The Company is amortizing the value of the warrants to consulting expense ratably over the four year consulting period.  The Company has recognized $8,351 of consulting expense in relation to this agreement for the year ended December 31, 2012.

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of December 31, 2012 and 2011.

On June 30, 2012 the Company’s Board of Directors passed a resolution to repurchase 50,000 shares of the Company’s common stock from an executive officer for $50,000.  On December 26, 2012, the Company issued 50,000 shares out of treasury for a cash investment of $50,000 from a director.  On December 28, 2012, the Company’s Board of Directors passed a resolution to repurchase an additional 50,000 shares from an executive officer for $50,000.

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum.  The loan agreement provides the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share.  The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012.  The balance of the loan as of December 31, 2012 was $191,960.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS – (Continued)

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $181,788 and $113,629 at December 31, 2012 and 2011, and are unsecured and non-interest bearing with no stated payment terms.

The Company owes consulting fees totaling $0 and $2,705, as of December 31, 2012 and 2011, respectively, to a member under a consulting agreement dated October 1, 2009. Consulting fee expense related to this agreement totaled $60,000 and $180,000 for the years ended December 31, 2012 and 2011, respectively.

On August 19, 2011, the Company issued 520,000 shares of common stock to Greentree Financial Group, Inc., a related party, for business advisory services. The fair value of this stock issuance was determined by the closing price of the common stock on the issuance date.  Accordingly, the Company recognized professional fee expense of $0 and $525,200 for the years ended December 31, 2012 and 2011.

As noted above, Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka.  These services represent non-cash capital contributions from a non-controlling interest.  Advertising expense of $257,944 and $1,334,079 has been recognized for these services for the years ended December 31, 2012 and 2011, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has a pending settlement with Incubrands Spirits Group (“Incubrands”) in connection with an equity agreement (the “Agreement”), dated April 30, 2007. Pursuant to the Agreement, Incubrands claimed commission fees of $191,778 incurred during the agreement period with a predecessor of the Company. Panache assumed this liability upon Panache’s creation in February 2010 and recorded $162,309 as a deemed distribution, since the liability was transferred from a related entity.  During the fourth quarter of 2011, the Company paid Incubrands $20,000 relating to this claim.  The balance as of December 31, 2012 and 2011 was $171,778.

In November 2012, concurrent with an exclusive importer and distributor agreement with Domaine Select Wine Estates, LLC (“DSWE”), the Company entered into a Distributor Equity Contribution Agreement with DSWE pursuant to which Alibi agreed to issue DSWE units of limited liability membership interests in Alibi representing up to a 3% of the total equity of Alibi valued at $615,000.  Alibi will issue such interests based upon the number of cases of Alibi American Whiskey DSWE sells.  As of December 31, 2012, the Company accrued $37,528 in relation to this agreement.

The Company rents furnished office space on a month-to-month basis.  Rent expense was $12,800 and $12,825 for the years ended December 31, 2012 and 2011, respectively.

NOTE 12 – STOCK BASED COMPENSATION

The Company recognized $233,150 of compensation expense for the year ended December 31, 2012 in relation to the grants of 176,000 shares of common stock as stock-based compensation.  The shares immediately vested and the fair value of this stock issuance was determined by the value of the services provided.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 12 – STOCK BASED COMPENSATION – (Continued)

On December 21, 2012, pursuant to the 2012 Non-Qualified Stock and Option Compensation Plan, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $1.00 per share with an expiration date of December 21, 2015.  The warrants vest in two equal tranches on December 31, 2013 and December 31, 2014.  The fair value of the warrants was estimated at the grant date to be $765,720 using the Black Scholes model with the following weighted average assumptions:

Risk free rate	0.2%
Expected dividend yield	0.0%
Expected volatility	95%
Expected life of options	3.00 years
Exercise price	$1.00
Stock price on issuance date	$0.59

The Company recognized $15,734 of expense in relation to these warrants during 2012 and will recognize the remaining $749,986 over the remaining vesting period of the warrants.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Issuances

In 2012, the Company issued 710,000 shares of commons stock and 586,250 stock warrants for cash proceeds of $857,000.  The Company used the Black Scholes model to bifurcate the value of the stock warrants from the common stock.  The following weighted average assumptions were used in the Black Scholes calculation:

Risk free rate	0.2%
Expected dividend yield	0.0%
Expected volatility	73%
Expected life of options	1.20 years
Exercise price	$1.74
Stock price on issuance date	$1.28

Based on this calculation, the Company determined the value of the common stock was $732,183 and the value of the stock warrants was $125,317 at issuance.

As noted above in Note 6 – Notes Payable, the Company issued 150,000 shares of the Company’s common stock and paid $172,500 on December 17, 2012 to satisfy a note payable and previously issued stock warrants.

On December 12, 2012, the Company engaged a law firm to provide counsel in exchange for 25,000 shares of the Company’s common stock.  The Company valued the shares at $0.60 per share and recognized $15,000 of professional fees for the year ended December 31, 2012.

On October 1, 2012, the Company engaged an individual to provide consulting services from October 1, 2012 to October 1, 2014 in exchange for 22,000 shares of common stock.  The Company valued the common stock at $27,500, which was the value of the services provided.  The Company recognized $9,375 of professional fees expense in relation to this agreement for the year ended December 31, 2012.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

Stock Issuances – (Continued)

On July 11, 2012, the Company engaged a consulting firm to provide corporate consulting services for six months in exchange for 50,000 shares of common stock.  The Company valued the common stock at $50,000, which was the value of the services provided.  The Company recognized $44,624 of professional fee expense for the year ended December 31, 2012.

On May 30, 2012, the Company engaged a marketing firm to provide business advisory services from May 30, 2012 to May 30, 2013 in exchange for 20,000 shares of common stock.  The Company valued the common stock at $25,000, which was the value of the services provided.  The Company recognized $14,583 of professional fee expense during year ended December 31, 2012.

On April 1, 2012, the Company engaged a consulting firm to provide business advisory services from April 1, 2012 to June 30, 2012 in exchange for 150,000 shares of common stock.  The Company valued the common stock at $150,000, which was the value of the services provided.  The Company recognized $150,000 of professional fee expense for the year ended December 31, 2012.

The Company also issued 20,000 shares of common stock to an accounting firm to provide accounting and advisory services.  The Company valued the common stock at $20,000, which was the value of the accounting services provided.  The Company used these services in 2012 and accordingly recognized $20,000 of professional fee expense for year ended December 31, 2012.

On January 1, 2012, the Company engaged a marketing firm to provide business advisory services from January 1, 2012 to June 30, 2012 in exchange for 100,000 shares of common stock.  The Company valued the common stock at $100,000, which was the value of the services provided.  The Company recognized $100,000 of professional fee expense for the year ended December 31, 2012.

As noted above in Note 7 - Long Term Debt, the Company engaged an individual on January 1, 2012 to provide business advisory services through June 30, 2012 in exchange for 100,000 shares of common stock.  The Company valued the common stock at $100,000, which is the value of the services provided.  The Company recognized $100,000 of professional fee expense for the year ended December 31, 2012.

On November 9, 2011, the Company entered into an agreement with a consultant whereby the Company issued 25,000 shares of common stock in exchange for consulting services to be provided over the following six months.  The Company valued both the common stock and the consulting services at $43,750 based on the closing price of the common stock on the issuance date.  The Company recognized $32,812 and $10,938 of professional fee expense for the years ended December 31, 2012 and 2011, respectively.  Prepaid expenses relating to this agreement were $0 and $32,812 as of December 31, 2012 and 2011, respectively.

On September 2, 2011, the Company entered into an agreement with a consultant whereby the Company issued 60,000 shares of common stock in exchange for consulting services to be provided over the following year.  The Company valued both the common stock and the consulting services at $102,000 based on the closing price of the common stock on the issuance date.  The Company recognized $68,000 and $34,000 of professional fee expense for the years ended December 31, 2012 and 2011, respectively, in relation to this agreement.  Prepaid expenses relating to this agreement were $0 and $68,000 as of December 31, 2012 and 2011, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

Stock Issuances – (Continued)

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

Treasury Stock

On June 30, 2012 the Company’s Board of Directors passed a resolution to repurchase 50,000 shares of the Company’s common stock from an executive officer for $50,000.  On December 4, 2012, the Company repurchased 50,000 shares of the Company’s common stock from a shareholder for $50,000.  On December 26, 2012, the Company issued 50,000 shares out of treasury for a cash investment of $50,000 from a director.  On December 28, 2012, the Company’s Board of Directors passed a resolution to repurchase an additional 50,000 shares from an executive officer for $50,000.  On December 28, 2012, the Company’s Board of Director’s passed a resolution to retire 100,000 treasury shares.

Warrants

On December 21, 2012, the Company issued Consilium Investment Management, LLC (“Consilium”) warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years.  The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice.  The warrants expire on December 21, 2017.  The Company valued the stock warrants at $1,229,304 using the Black Scholes model with the following assumptions:

Risk free rate	0.8%
Expected dividend yield	0.0%
Expected volatility	98%
Expected life of options	5.00 years
Exercise price	$0.50
Stock price on issuance date	$0.59

The Company is amortizing the value of the warrants to consulting expense ratably over the four year consulting period.  The Company has recognized $8,351 of consulting expense in relation to this agreement for the year ended December 31, 2012.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

Warrants – (Continued)

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

The following table shows the warrant activity, including warrants issued to Consilium for consulting services and as part of stock based compensation noted above, for the year ended December 31, 2012:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	1,373,500
Issued	6,126,250
Exercised	(230,000)
Expired	(1,006,000)
Outstanding as of December 31, 2012	6,263,750	$1.49	3.6 years	$276,000

NOTE 14 – NON-CONTROLLING INTERESTS

As of December 31, 2012 and 2011, the non-controlling interests balance was $486,422 and $(123,696), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the years ended December 31, 2012 and 2011, $688,653 and $188,491, respectively, of Wodka’s net loss was allocated to Panache and $620,670 and $2,218,862, respectively, was allocated to non-controlling interests.

NOTE 15 – INCOME TAXES

No provision for income taxes has been made for the years ended December 31, 2012 and 2011.  See Note 1 for a discussion on our policies regarding income taxes.

Temporary differences in the basis of assets and liabilities for consolidated financial statement and income tax reporting arise from the tax loss carryforwards generated by the Company in the current year.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES – (Continued)

Components of deferred income tax balances consist of the following:

	December 31,
	2012	2011
Deferred income tax assets
Net operating loss carryforward	$986,333	$235,787
Other	1,757	-
Valuation allowance	(988,090)	(235,787)
	$-	$-

The deferred income tax assets include federal net operating loss carryforwards of $4,618,401 as of December 31, 2012. These net operating loss carryforwards start to expire in the year ending December 31, 2031.

As of December 31, 2012, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards in the future.  Consequently, the Company determined that a valuation allowance of $988,090 was needed as of December 31, 2012.

NOTE 16 – CONCENTRATIONS AND RISK

Major customers

The Company had two customers representing approximately 85% of revenues for the year ended December 31, 2012.  These customers represented approximately 79% of the receivables outstanding as of December 31, 2012.

The Company had one customer representing approximately 87% of revenues for the year ended December 31, 2011.  This customer represented approximately 70% of the receivables outstanding as of December 31, 2011.

Major suppliers

The Company had two suppliers represent approximately 98% of purchases for the year ended December 31, 2012.  These suppliers represented approximately 52% of the payables outstanding as of December 31, 2012.

The Company had one supplier representing approximately 96% of purchases for the year ended December 31, 2011.  This supplier represented approximately 53% of the payables outstanding as of December 31, 2011.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 17 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during 2012.  There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Year ended December 31,
	2012	2011
Numerator:
Net loss attributable to Panache Beverage, Inc.	$(3,267,065)	$(1,459,578)

Denominator:
Weighted average sharesoutstanding	26,137,361	24,744,150

Basic net loss per share	$(0.12)	$(0.06)

NOTE 18 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2012, the Company had an accumulated deficit of $2,796,255. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 19 – CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its consolidated financial statements for the year ended December 31, 2012 to correct errors in its accounting.  The Company has refined its interpretation of GAAP as it relates to the accounting for warrants issued to Consilium Investment Management, LLC for consulting services.

The consolidated financial statements for the year ended December 31, 2012 have been restated to correct the errors detailed above.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 19 – CORRECTION OF ERRORS AND RESTATEMENTS – (Continued)

Below are the previous and corrected balances for the year ended December 31, 2012:

December, 31, 2012 Financial Statements	Line Item	Corrected	Previously Stated
Balance Sheet	Long term debt	$2,100,000	$1,417,880
Balance Sheet	Total liabilities	$5,700,707	5,018,587
Balance Sheet	Additional paid in capital – warrants	$234,117	$911,347
Balance Sheet	Accumulated (deficit)	$(5,783,334)	$(5,778,444)
Balance Sheet	Total stockholders' deficit	$(2,309,833)	$(1,627,713)
Balance Sheet	Total equity (deficit)	$(2,796,255)	$(2,114,135)

Income Statement	Professional fees	$1,070,109	$1,061,758
Income Statement	Total operating expenses	$4,889,472	$4,881,121
Income Statement	Income (loss) from operations	$(3,727,898)	$(3,719,547)
Income Statement	Interest expense	$(132,998)	$(136,459)
Income Statement	Total other expense	$(159,837)	$(163,298)
Income Statement	Loss from operations before non-controlling interest	$(3,887,735)	$(3,882,845)
Income Statement	Loss before provision for income taxes	$(3,267,065)	$(3,262,175)
Income Statement	Net loss attributable to Panache Beverage Inc.	$(3,267,065)	$(3,262,175)

NOTE 20 – SUBSEQUENT EVENTS

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

In separate transaction, the Company also issued Consilium warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services.  The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice.  The warrants expire on February 14, 2018.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 20 – SUBSEQUENT EVENTS – (Continued)

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and its Principal Accounting Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of the company’s internal control over financial reporting.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2012.

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

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information concerning the current Directors, nominees and executive officers of the Company, the principal positions with the Company held by such persons and the date such persons became a Director, nominee or executive officer. The Company has not had a standing audit, nominating or compensation committees or committees performing similar functions for the Board of Directors. The below table identifies our directors and executive officers as of March 1, 2013.

Name	Age	Position	Appointment Date
James Dale	42	Chief Executive Officer and Chairman	August 19, 2011
Agata Podedworny	38	Chief Operating Officer, Director	September 9, 2011
Sjoerd de Jong	36	Vice President of Sales, Director	September 9, 2011
Michael Romer	37	General Manager, Director	July 2, 2012
David Shara	38	Director	July 2, 2012
Susan Drinon	46	Director	July 2, 2012
Charles Cassel	49	Director	December 21, 2012

Biographies

Mr. James Dale – Chief Executive Officer and Chairman

Mr. Dale, aged 42, is the Chief Executive Officer of Panache LLC. Mr. Dale was born in New Delhi India and raised in Auckland NZ. Mr. Dale came to the US as 42 Below vodka's strategic North American partner in 2003 and was instrumental in the brand’s sale to Bacardi in 2007. After the trade sale, Mr. Dale developed brands which are currently part of Panache's expanding portfolio.  Mr. Dale is not, and has not been, a participant in any transaction with the Registrant that requires disclosure under Item 404(a) of Regulation S-K.

Ms. Agata Podedworny – Chief Operating Officer and Director

Ms. Podedworny, age 38, holds an international business and marketing degree from New York University and a JD degree from St John’s Law School. She is fluent in Polish and manages all logistics from the vodka supplier and distillery in Poland as well as manages all operations for nationally and internationally based Panache LLC customers. She is currently a director of Panache LLC and brand ambassador and principal for Alchemia Vodka.

Mr. Sjoerd de Jong - Vice President of Sales and Director

Mr. Sjoerd de Jong, age 36, graduated from the University of Vermont in 1999 with a business degree in Community Development an Applied Economics. After college Mr. de Jong pursued a career in professional basketball in Holland for three years. Mr. de Jong joined Midnight Oil Company (“MOC”) and quickly rose to become the general manager of all five MOC properties in New York. In 2003 Mr. de Jong joined forces with Mr. James Dale to become national sales director for 42 Below Vodka out of New Zealand. Mr. de Jong was responsible for building the brand’s image and sales from an on-premise market and helping bring it to a place where it was a viable brand to acquire (by Bacardi USA).

Currently, Sjoerd de Jong is the national sales director for all of Panache Imports brands (Wodka Vodka, Alchemia Vodka and Alibi Bourbon).

Mr. Michael Romer, Vice President of Business Development and Director

Mr. Romer, age 37, has over 15 years of diverse business management experience across variety of industries including Beverage Alcohol, Hospitality and Entertainment.  Romer began his career as an entrepreneur, founding a lifestyle marketing agency shortly after graduating from Brandeis University and while attending Brooklyn Law School where he received his JD.  The agency specialized in developing lifestyle events and promotions for corporate brands.  While still managing that business, Romer spent the better part of the next 10 years operating hospitality venues in New York City and consulting with major beverage companies.  In 2011 Romer accepted a position with Panache Beverages as a consultant, working on business and relationship development; shortly thereafter he moved to Panache full time and began to expand his role.  By mid-2012 Romer was moved to General Manager for the business – effectively managing the business day to day, overseeing legal and compliance and ensuring the organization's divisions are all seamlessly integrated.  Romer reports to James Dale, CEO.

Mr. David Shara, Director

Born in Tel Aviv, Mr. Shara, age 38, moved as a young man to the suburbs of Maryland. While attending the University of California, Santa Barbara, David studied Marine Biology. Upon graduation in 1997 David founded Optimum Diamonds LLC, where he has sat as CEO ever since. As a philanthropist, Mr. Shara is active in the American Museum of Natural History and Operation Smile. Being a leading expert in his field, David is a member of the National Colored Diamond Association and the Diamond Manufacturers and Importers Association (DMIA).

Ms. Susan Drinon, Director

Ms. Drinon, age 46, was a national sales director for over 7 years with Blair Importers, a New York based wine and spirits importer. Having extensive knowledge in Scotch Malt Whiskey, Drinon was awarded a position on the Scotch Malt Whiskey Society for 2 years. Although born and raised in New York, Drinon along with her three children and husband Robert Drinon, President of Premier Beverage Inc., has called South Florida home for over 15 years. In Florida, she has sat on boards of various institutions, including here children’s school, St. Mark's Episcopal School and The Red Cross. Drinon continues to maintain close relationships in the spirits world.

Mr. Charles Cassel, Director

Mr. Cassel, age 49, is responsible for the day-to-day management of Consilium Investment Management, LLC ("Consilium").  He selects all fixed income trades and implements all strategies, both debt and equity, within the confines of the portfolio’s constraints.  Before Consilium, Mr. Cassel held the position as Head of Emerging Markets Portfolio Management at Standard Asset Management.  Prior to that, Mr. Cassel spent two years at Americas Trust Bank as an Emerging Market debt portfolio manager and was earlier the Chief Financial Officer for the US subsidiary of Banco Cafetero de Colombia, where he ran the bank’s international treasury book.  Earlier, he was a Portfolio Manager of mortgage-backed securities at Bank Atlantic, a federally chartered savings bank.  Mr. Cassel holds a B.A. in Economics from Washington & Lee University, and a M.A. in Accounting from Nova University.  Additionally, he is a CFA charter holder and a member of the CFA Institute.

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

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, the Company is not in a position to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While our current directors do not meet the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

The Company does not have a nominating and compensation committees of the Board of Directors, or committees performing similar functions.

Family Relationships

Mr. James Dale and Ms. Agata Podedworny are married.

Term of Office for Directors

Each director serves a term of one year until the next annual stockholder meeting or until his successor is duly elected or his earlier resignation or removal.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2012 and 2011, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Dale	2012	$450,000	$20,000		$-		$3,496	$-	$-	$-	$473,496
Chief Executive Officer	2011	201,846	125,000	(1)	-		-	-	-	-	326,846
and Chairman

Michael Romer	2012	114,583	-		84,050	(2)	2,914	-	-	-	201,547
General Manager and
and Director

Sjeord de Jong	2012	137,200	30,000		-		1,748	-	-	-	168,948
Vice President of Sales
and Director

(1)	Compensation in relation to August 19, 2011 reverse merger.

(2)	The Company issued Mr. Romer 20,000 shares of the Company’s common stock valued at $32,800 on January 13, 2012 and 41,000 shares of the Company’s common stock valued at $51,250 on November 15, 2012.

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

Grants of Equity Awards

On June 15, 2012, the Company adopted the 2012 Non-Qualified Stock and Option Compensation Plan (the “Plan”).  The Plan provides those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company.  Further, the availability and offering of options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends.

On December 21, 2012, the Company’s Board of Directors issued Messrs. Dale, Romer, and de Jong 600,000, 500,000 and 300,000 warrants, respectively, with an exercise price of $1.00 per warrant expiring on December 21, 2015.  The warrants vest in two equal installments on December 21, 2013 and December 21, 2013.  The issuance of warrants is based upon each executive’s role in the successful conclusion to the DSWE/ALIBI American Whiskey importer agreement and contribution to securing a contract with Consilium Investment Management.

The Company issued Mr. Romer 20,000 shares of the Company’s common stock valued at $31,000 on January 13, 2012 as part of his initial employment agreement.  The Company issued Mr. Romer 41,000 shares of the Company’s common stock valued at $51,250 on November 15, 2012 for his work in developing national programs for boutique hospitality companies.

The following table provides the outstanding equity awards as of December 31, 2012:

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested ($)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (#)

James Dale	-	600,000	-	$1.00	12/21/2015	$-	$-	-	-

Michael Romer	-	500,000	-	$1.00	12/21/2015	$-	$-	-	-

Sjeord de Jong	-	300,000	-	$1.00	12/21/2015	$-	$-	-	-

Retirement Plan Benefits

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Employment Agreements

The Company is party to an employment agreement with Mr. Dale commencing April 1, 2012 and ending March 31, 2014 pursuant to which Mr. Dale serves as the Company’s Chief Executive Officer.  Under such agreement, the Company agrees to pay Mr. Dale a base annual salary of $500,000 and an annual car allowance of $12,000.  The agreement also provides for Board discretionary performance bonuses and entitles Mr. Dale to receive various employee benefits generally made available to other officers and senior managers of the Company.

Under such agreement, if the Company were to terminate Mr. Dale’s employment for cause or if Mr. Dale were to resign for good reason, Mr. Dale would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to one year’s base annual salary.  If Mr. Dale’s employment were to be terminated subsequent to a change in control, the Company shall pay Mr. Dale all compensation earned but unpaid through the date of termination and a severance payment equal to three years of his highest base salary.  In addition, if Mr. Dale’s employment terminates due to his death, the agreement provides for a $2,000,000 payment to Mr. Dale’s estate.

The Company is party to an employment agreement with Mr. Romer commencing January 15, 2012, amended May 16, 2012, and continuing each year until either party terminates the agreement.  Pursuant to the agreement Mr. Romer serves as the Company’s General Manager.  Under such agreement, the Company agrees to pay Mr. Romer a base annual salary of $130,000.  The agreement also provides Mr. Romer 20,000 shares of the Company’s common stock.

Under such agreement, if the Company were to terminate Mr. Romer’s employment for cause or if Mr. Romer were to resign for good reason, Mr. Romer would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to three month’s base salary.

The Company is also party to an employment agreement with Mr. de Jong commencing July 1, 2012 and ending July 1, 2014 pursuant to which Mr. de Jong serves as the Company’s Vice President of Sales.  Under such agreement, the Company agrees to pay Mr. de Jong a base annual salary of $140,000 and a monthly incentive sales bonus of $5,000 based on sales of spirits.  The agreement also entitles Mr. de Jong to receive various employee benefits generally made available to other officers and senior managers of the Company.

Under such agreement, if the Company were to terminate Mr. de Jong’s employment for cause or if Mr. de Jong were to resign for good reason, Mr. de Jong would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to one year’s base annual salary.  In addition, if Mr. de Jong’s employment terminates due to his death, the agreement provides for a payment to Mr. de Jong’s estate equal to one year’s base salary.

Directors’ and Officers’ Liability Insurance

On June 11, 2012, the Company purchased a Directors’ and Officers’ Liability Insurance policy providing $1,000,000 of coverage.

Director’s Compensation

The following table sets forth compensation paid by the Company to the non-employee directors of the Company during 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Susan Drinon	$-	$125,000	(1)	$-	$-	$-	$-	$125,000

David Shara	-	-		-	-	-	-	-

(1)	The Company awarded Ms. Drinon 100,000 shares of stock for role in community outreach in the Florida market place and introducing Alibi American Whiskey to key interested parties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The classes of equity securities of Panache Beverage, Inc. issued and outstanding are Common Stock, $.001 par value. The tables below sets forth, as of March 1, 2013, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of Panache Beverage Inc.; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of March 1, 2013 through the exercise of any stock option, warrant or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total of 26,915,891 shares of our common stock were issued and outstanding as of March 1, 2013.

The following table sets forth each person who owns beneficially more than 5% of the Common Stock:

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned(2)		Percent of Class

James Dale	13,091,960	(3)	48.30%

Agata Podedworny	4,000,000		14.86%

MIS Beverage Holdings LLC	2,000,000		7.43%

Columbus Trading, LLC	2,138,391	(4)	7.81%

(1) Unless otherwise specified, the address of each of the persons set forth hereto is in care of the Company at 40W. 23rd Street, 2nd Floor, New York, NY 10010.

(2) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 1, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 1, 2013 are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of beneficial ownership of common stock is based on 26, 915,891 shares of common stock outstanding as of March 1, 2013.

(3) Of the indicated shares of common stock, 12,900,000 shares are presently owned by Mr. Dale and the remaining 191,960 shares can be acquired pursuant to convertible debt within 60 days.

(4) Of the indicated shares of common stock, 1,678,391 shares are presently owned by Columbus Trading, LLC and the remaining 460,000 shares can be acquired pursuant to stock warrants within 60 days.

The following table shows information as of March 1, 2013 with respect to each of the beneficial owners of the Company’s Common Stock by its executive officers, directors and nominee individually and as a group:

Name and Address (1)	Position	Common Stock Beneficially Owned		Percent of Shares (2)

James Dale	Chief Executive Officer and Chairman	13,091,960	(3)	48.30%
Agata Podedworny	Chief Operating Officer; Director	4,000,000		14.86%
Sjeord de Jong	Vice President of Sales; Director	1,000,000		3.72%
Michael Romer (3)	General Manager, Director	61,000		0.23%
David Shara (4)	Director	155,000	(5)	0.58%
Susan Drinon (4)	Director	120,000		0.45%
Charles Cassel (6)	Director	-		0.00%
All officers and directors as a group (7 persons named above)		18,236,000		68.14%

(1)	Unless otherwise specified, the address of each of the persons set forth hereto is in care of the Company at 40W. 23rd Street, 2nd Floor, New York, NY 10010.

(2)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 1, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 1, 2013 are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of beneficial ownership of common stock is based on 26, 915,891 shares of common stock outstanding as of March 1, 2013.

(3)	Of the indicated shares of common stock, 12,900,000 shares are presently owned by Mr. Dale and the remaining 191,960 shares can be acquired pursuant to convertible debt within 60 days.

(4)	The effective date of the directorship is on or about July 2, 2012.

(5)	Of the indicated shares of common stock, 130,000 shares are presently owned by Mr. Shara and the remaining 25,000 shares can be acquired pursuant to stock warrants within 60 days.

(6)	The effective date of the directorship is on or about December 21, 2012.

Item 13.  Certain relationships and Related Party Transactions, and Director Independence

The Company received various loans from related parties to fund operations. The related party loans totaled $181,788 and $113,629 at December 31, 2012 and 2011, and are unsecured and non-interest bearing with no stated payment terms.

The Company owes consulting fees totaling $0 and $2,705, as of December 31, 2012 and 2011, respectively, to a member under a consulting agreement dated October 1, 2009. Consulting fee expense related to this agreement totaled $60,000 and $180,000 for the years ended December 31, 2012 and 2011, respectively.

Wodka receives advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka.  These services represent non-cash capital contributions from a non-controlling interest.  Advertising expense of $257,944 and $1,334,079 has been recognized for these services for the years ended December 31, 2012 and 2011, respectively.

The Company engaged an individual on January 1, 2012 to provide business advisory services through June 30, 2012 in exchange for 100,000 shares of common stock.

On January 1, 2012, the Company engaged a marketing firm to provide business advisory services from January 1, 2012 to June 30, 2012 in exchange for 100,000 shares of common stock.

On February 22, 2012 the Company issued 20,000 shares of common stock to an accounting firm to provide accounting and advisory services.

On April 1, 2012, the Company engaged a consulting firm to provide business advisory services from April 1, 2012 to June 30, 2012 in exchange for 150,000 shares of common stock.

On May 30, 2012, the Company engaged a marketing firm to provide business advisory services from May 30, 2012 to May 30, 2013 in exchange for 20,000 shares of common stock.

On June 30, 2012 the Company repurchased 50,000 shares of the Company’s common stock from an executive officer for $50,000.  On December 4, 2012, the Company repurchased 50,000 shares of the Company’s common stock from a shareholder for $50,000.  On December 26, 2012, the Company issued 50,000 shares out of treasury for a cash investment of $50,000 from a director.  On December 28, 2012, the Company’s Board of Directors passed a resolution to repurchase an additional 50,000 shares from an executive officer for $50,000.

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum.  The loan agreement provides the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share.  The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012.  The balance of the loan as of December 31, 2012 was $191,960.

On July 11, 2012, the Company engaged a consulting firm to provide corporate consulting services for six months in exchange for 50,000 shares of common stock.

On October 1, 2012, the Company engaged an individual to provide consulting services from October 1, 2012 to October 1, 2014 in exchange for 22,000 shares of common stock.

On December 5, 2012, the Company engaged a law firm to provide counsel in exchange for 25,000 shares of the Company’s common stock.

As of December 31, 2012, Wodka had an outstanding loan payable to the Company’s chief executive officer in the amount of $245,000. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution in 2009. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest in Wodka, the related party agreed that the loan would not be repaid without unanimous approval of Wodka’s Board of Managers. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka, are sold to an unrelated third party.

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

Item 14.  Principal Accounting Fees and Services

The Board of Directors has engaged Silberstein Ungar, PLLC to serve as the Company’s independent registered public accounting firm. For the years ended December 31, 2012 and 2011, Silberstein Ungar, PLLC’s fees for professional services were as follows:

Audit Fee

Fees for audit services were $30,800 for 2012 and $22,900 for 2011, consisting of fees associated with the annual audit of the Company’s consolidated financial statements and the reviews of the condensed financial statements included in the company’s quarterly reports on Form 10-Q.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

The Company engaged Silberstein Ungar, PLLC to perform review services for its subsidiary, Wodka LLC, for the year ended December, 31, 2012. Fees related to these services amounted to $4,000 for the year ended December 31, 2012.  These services did not impair the independence of Silberstein Ungar, PLLC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are included in this Form 10-K under Item 8. Financial Statements and Supplementary Data.

(b)	Exhibits

10.1	Loan Agreement dated December 21, 2012 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc.

10.2	Promissory Note dated December 21, 2012 for $2,100,000 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc.

10.3
Trademark Assignment and Security Agreement dated December 21, 2012 among Consilium Corporate Recovery Master Fund, Ltd., Panache Beverage Inc., Panache LLC, Alchemy International, LLC, and Alibi NYC, LLC.

10.4	Pledge and Security Agreement dated December 21, 2012 among James Dale, Agata Podedworny and Consilium Corporate Recovery Master Fund, Ltd.

10.5	Stock Pledge Agreements dated December 21, 2012 executed by James Dale, MIS Beverage Holdings, Agata Podedworny and Sjoerd De Jong.

10.6	Limited Guaranty to Consilium Corporate Recovery Master Fund, Ltd. signed by Alchemy, Panache and Alibi to reflect they received more than adequate consideration for their respective pledges.

10.7	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $2,100,000 loan from Consilium Corporate Recovery Master Fund, Ltd.

10.8	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Panache Beverage Inc.

10.9	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated November 12, 2012.

10.10	Importer Distribution Agreement between Panache Beverage, Inc. and Domaine Select Wine Estates dated November 12, 2012.

10.11	Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc.

10.12	First Amendment to Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc.

10.13	Financial Advisor Warrant Agreement dated December 28, 2012 between Panache Beverage, Inc. and Consilium Investment Management LLC.

10.14	Loan Agreement dated February 14, 2013 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC.

10.15	Promissory Note dated February 14, 2013 for $1,400,000 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC.

10.16	Pledge and Security Agreement dated February 14, 2013 among Wodka LLC, Panache LLC and Consilium Corporate Recovery Master Fund, Ltd.

10.17	Financial Advisor Warrant Agreement dated February 20, 2013 between Panache Beverage, Inc. and Consilium Investment Management LLC.

10.18	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $1,400,000 loan from Consilium Corporate Recovery Master Fund, Ltd.

10.19	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Wodka LLC.

10.20	Waiver of Rights by Van Wagner Communications, LLC with respect to the Operating Agreement of Wodka LLC

10.21	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Panache LLC

10.22	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Alibi NYC, LLC

10.23	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Wodka, LLC

10.24	Factoring and Security Agreement dated October 30, 2012 between Alibi NYC, LLC and Mast Capital Partners, LLC.

10.25	Client Factoring Relationship Letter dated November 9, 2012 from Mast Capital Partners, LLC to MHW, Ltd.

10.26	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated June 20, 2012.

21	List of Subsidiaries of the Registrant

23	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
'
101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Reports on Form 8-K

1	On January 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

2.	On April 11, 2012, we filed an amendment to the current report on Form 8-K/A to amend the Form 8-K we filed on August 24, 2011.

3.	On July 9, 2012, we filed a current report on Form 8-K to announce changes to the Board of Directors.

4.
On December 21, 2012, we filed a current report on Form 8-K to announce the agreements among the Company, Consilium Corporate Recovery Master Fund, LTD and Consilium Investment Management, LLC and related parties (“Consilium”), relating to the Promissory Note issued by the Company to Consilium for gross proceeds of $2,100,000.

5.
On February 14, 2013, we filed a current report on Form 8-K to announce the agreements among the Wodka LLC, Consilium Corporate Recovery Master Fund, LTD and Consilium Investment Management, LLC and related parties (“Consilium”), relating to the Promissory Note issued by the Company to Consilium for gross proceeds of $1,400,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: August 21, 2013	By:	/s/ James Dale
James Dale
Chief Executive Officer

INDEX TO EXHIBITS

10.1	Loan Agreement dated December 21, 2012 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc.

10.2	Promissory Note dated December 21, 2012 for $2,100,000 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc.

10.3
Trademark Assignment and Security Agreement dated December 21, 2012 among Consilium Corporate Recovery Master Fund, Ltd., Panache Beverage Inc., Panache LLC, Alchemy International, LLC, and Alibi NYC, LLC.

10.4	Pledge and Security Agreement dated December 21, 2012 among James Dale, Agata Podedworny and Consilium Corporate Recovery Master Fund, Ltd.

10.5	Stock Pledge Agreements dated December 21, 2012 executed by James Dale, MIS Beverage Holdings, Agata Podedworny and Sjoerd De Jong.

10.6	Limited Guaranty to Consilium Corporate Recovery Master Fund, Ltd. signed by Alchemy, Panache and Alibi to reflect they received more than adequate consideration for their respective pledges.

10.7	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $2,100,000 loan from Consilium Corporate Recovery Master Fund, Ltd.

10.8	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Panache Beverage Inc.

10.9	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated November 12, 2012.

10.10	Importer Distribution Agreement between Panache Beverage, Inc. and Domaine Select Wine Estates dated November 12, 2012.

10.11	Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc.

10.12	First Amendment to Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc.

10.13	Financial Advisor Warrant Agreement dated December 28, 2012 between Panache Beverage, Inc. and Consilium Investment Management LLC.

10.14	Loan Agreement dated February 14, 2013 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC.

10.15	Promissory Note dated February 14, 2013 for $1,400,000 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC.

10.16	Pledge and Security Agreement dated February 14, 2013 among Wodka LLC, Panache LLC and Consilium Corporate Recovery Master Fund, Ltd.

10.17	Financial Advisor Warrant Agreement dated February 20, 2013 between Panache Beverage, Inc. and Consilium Investment Management LLC.

10.18	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $1,400,000 loan from Consilium Corporate Recovery Master Fund, Ltd.

10.19	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Wodka LLC.

10.20	Waiver of Rights by Van Wagner Communications, LLC with respect to the Operating Agreement of Wodka LLC

10.21	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Panache LLC

10.22	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Alibi NYC, LLC

10.23	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Wodka, LLC

10.24	Factoring and Security Agreement dated October 30, 2012 between Alibi NYC, LLC and Mast Capital Partners, LLC.

10.25	Client Factoring Relationship Letter dated November 9, 2012 from Mast Capital Partners, LLC to MHW, Ltd.

10.26	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated June 20, 2012.

21	List of Subsidiaries of the Registrant

23	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.