Form 10-Q/A
period 2013-03-31
Panache Beverage, Inc.
filed 2013-08-21
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

Number of shares of common stock, par value $.001, outstanding as of August 5, 2013:  27,055,091

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

EXPLANATORY NOTE

Panache Beverage, Inc.  (“the Company”) is filing this Amendment No. 1 (“Amended Form 10-Q) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2013 (the “Original Form 10-Q”), to restate the Company’s unaudited consolidated financial statements for the three month period ended March 31, 2013 and amend related disclosures in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Form 10-Q to correct its accounting for stock warrants.  The Company has refined its interpretation of GAAP as it relates to the accounting for warrants issued to Consilium Investment Management, LLC for consulting services.

In accordance with applicable SEC rules, this Amendment No. 1 includes certification of our Chief Executive Officer and Acting Principal Accounting Officer dated as of the date of this filing.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited) - (RESTATED)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$544,443	$714,178
Restricted cash	750,051	600,000
Accounts receivable – net	1,091,927	1,384,296
Inventory	9,097	94,696
Prepaid expenses and other current assets	286,801	100,301
Total Current Assets	2,682,319	2,893,471

Property and Equipment - net	8,780	10,981

TOTAL ASSETS	$2,691,099	$2,904,452
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$991,875	$1,054,544
Due to factor	369,703	1,008,320
Notes payable	33,692	295,062
Loans payable – related parties	526,898	618,748
Accrued interest	9,613	54,946
Other current liabilities	580,160	569,087
Total Current Liabilities	2,511,941	3,600,707

Long term debt	3,500,000	2,100,000

Total Liabilities	6,011,941	5,700,707

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 27,000,891 and 26,760,891 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	27,001	26,761
Additional paid in capital	3,512,333	3,212,623
Additional paid in capital - warrants	339,067	234,117
Accumulated (deficit)	(6,591,849)	(5,783,334)
Total stockholders' deficit	(2,713,448)	(2,309,833)
Non-controlling interests	(607,394)	(486,422)
Total Equity (Deficit)	(3,320,842)	(2,796,255)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,691,099	$2,904,452

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

	For the three months ended
	March 31,
	2013	2012
	(RESTATED)

REVENUES-NET	$1,417,138	$368,483

COST OF GOODS SOLD	860,427	258,129

GROSS PROFIT	556,711	110,354

OPERATING EXPENSES
Advertising & promotion	267,044	286,774
Consulting	132,950	221,669
Professional fees	288,018	286,670
General & administrative	762,961	434,498
TOTAL OPERATING EXPENSES	1,450,973	1,229,611

LOSS FROM OPERATIONS	(894,262)	(1,119,257)

OTHER EXPENSE
Interest expense	(104,582)	(11,060)
Interest income	11,061	-
Gain on extinguishment of debt	58,296	-
TOTAL OTHER EXPENSE	(35,225)	(11,060)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(929,487)	(1,130,317)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	120,972	294,477

LOSS BEFORE PROVISION FOR INCOME TAXES	(808,515)	(835,840)

PROVISION FOR INCOME TAXES	-	-

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(808,515)	$(835,840)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.:BASIC AND DILUTED	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	26,310,526	25,520,199

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) - (Unaudited) - (RESTATED)
AS OF MARCH 31, 2013

	Common Stock		Additional Paid in	Common Stock	Treasury	Accumulated	Total Stockholders' Equity	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Stock	Deficit	(Deficit)	Interests	(Deficit)

Balance, January 1, 2012	25,107,891	$25,108	$1,303,412	$163,097	$-	$(2,516,269)	$(1,024,652)	$(123,696)	$(1,148,348)

Capital contributions	-	-	-	-	-	-	-	257,944	257,944

Common stock and warrants issued for $0.50 per share	120,000	120	99,761	20,119	-	-	120,000	-	120,000

Common stock and warrants issued for $1.00 per share	590,000	590	631,712	105,198	-	-	737,500	-	737,500

Common stock & warrants issued for services rendered	487,000	487	487,213	-	-	-	487,700	-	487,700

Warrants vested for services rendered	-	-	-	8,351	-	-	8,351	-	8,351

Common stock issued to satisfy debt	150,000	150	149,850	-	-	-	150,000	-	150,000

Shares repurchased	-	-	-	-	(150,000)	-	(150,000)	-	(150,000)

Treasury shares sold	-	-	-	-	50,000	-	50,000	-	50,000

Treasury shares retired	(100,000)	(100)	(99,900)	-	100,000	-	-	-	-

Warrants from debt issuance	-	-	-	14,449	-	-	14,449	-	14,449

Warrants exercised	230,000	230	337,506	(47,736)	-	-	290,000	-	290,000

Warrants modified	-	-	(148,395)	148,395	-	-	-	-	-

Warrants expired	-	-	177,756	(177,756)	-	-	-	-	-

Stock-based compensation	-	-	248,884	-	-	-	248,884	-	248,884

Issuance of shares from stock-based compensation	176,000	176	(176)	-	-	-	-	-	-

Beneficial interest in conversion feature of convertible debt	-	-	25,000	-	-	-	25,000	-	25,000

Net loss for the period ended December 31, 2012	-	-	-	-	-	(3,267,065)	(3,267,065)	(620,670)	(3,887,735)

Balance, December 31, 2012	26,760,891	26,761	3,212,623	234,117	-	(5,783,334)	(2,309,833)	(486,422)	(2,796,255)

Common stock issued for services rendered	215,000	215	128,785	-	-	-	129,000	-	129,000

Warrants vested for services rendered	-	-	-	104,950	-	-	104,950	-	104,950

Stock-based compensation	-	-	170,950	-	-	-	170,950	-	170,950

Issuance of shares from stock-based compensation	25,000	25	(25)	-	-	-	-	-	-

Net loss for the period ended March 31, 2013	-	-	-	-	-	(808,515)	(808,515)	(120,972)	(929,487)

Balance, March 31, 2013	27,000,891	$27,001	$3,512,333	$339,067	$-	$(6,591,849)	$(2,713,448)	$(607,394)	$(3,320,842)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the three months ended
	March 31,
	2013	2012
	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(808,515)	$(835,840)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(120,972)	(452,701)
Depreciation	2,201	710
Stock & warrants issued for services rendered	233,950	220,000
Stock based compensation	170,950	49,250
Advertising expense from capital contribution	-	340,796
Changes in assets and liabilities:
Restricted cash	(150,051)	-
Accounts receivable	292,369	168,610
Inventory	85,599	18,535
Prepaid expenses	(186,500)	(120,383)
Accounts payable	(62,669)	138,946
Consulting fees payable – related party	-	(2,705)
Accrued interest	(45,333)	3,670
Other current liabilities	11,073	34,334
CASH FLOWS USED IN OPERATING ACTIVITIES	(577,898)	(436,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,440)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(3,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(261,370)	-
Proceeds from loans payable – related parties	215,153	23,805
Repayments of loans payable – related parties	(307,003)	-
Net proceeds from factor	(638,617)	(230,090)
Proceeds from long term debt and related stock warrants	1,400,000	-
Proceeds from issuance of stock and related stock warrants	-	595,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	408,163	388,715

NET DECREASE IN CASH	(169,735)	(51,503)
Cash, beginning of period	714,178	152,464
Cash, end of period	$544,443	$100,961

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$138,854	$14,730

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock and warrants issued for services rendered	$664,540	$220,000
Capital contribution – Advertising services	$-	$340,796

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

Bad debt expense was $0 for the three months ended March 31, 2012 and 2011.

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

Future maturities of long term debt as of March 31, 2013 are as follows:

For the year ended:
December 31, 2013	$560,590
December 31, 2014	-
December 31, 2015	2,100,000
December 31, 2016	1,400,000
December 31, 2017	-
$4,060,590

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

The Company has recognized $104,950 of consulting expense in relation to these warrant agreements with Consilium for consulting services for the quarter ended March 31, 2013.

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of March 31, 2013 and December 31, 2012.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $281,898 at March 31, 2013 and December 31, 2012 and are unsecured and non-interest bearing with no stated payment terms.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

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

The Company has recognized $104,950 of consulting expense in relation to these warrant agreements with Consilium for consulting services for the quarter ended March 31, 2013.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – STOCKHOLDERS’ DEFICIT – (Continued)

The following table shows the warrant activity for the three months ended March 31, 2013:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	6,263,750	$0.86
Issued	1,840,000	$0.50
Exercised	-	$-
Expired	-	$-
Outstanding as of March 31, 2013	8,103,750	$0.78	2.5 years	$276,000

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

NOTE 12 – NON-CONTROLLING INTERESTS

As of March 31, 2013 and December 31 2012, the non-controlling interests balance was a deficit of $(607,394) and $(486,422), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the three months ended March 31, 2013 and 2012, $229,671 and $212,459, respectively, of Wodka’s net loss was allocated to Panache and $120,972 and $294,477, respectively, was allocated to noncontrolling interests.

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

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended March 31,
	2013	2012
Numerator:
Net loss attributable to Panache Beverage, Inc.	$(808,515)	$(835,840)

Denominator:
Weighted average sharesoutstanding	26,310,526	25,520,199

Basic net loss per share	$(0.03)	$(0.03)

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2013, the Company had a deficit of $3,320,842. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 16 – CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its consolidated financial statements for the quarter ended March 31, 2013 to correct errors in its accounting.  The Company has refined its interpretation of GAAP as it relates to the accounting for warrants issued to Consilium Investment Management, LLC for consulting services.

The consolidated financial statements for the quarter ended March 31, 2013 have been restated to correct the errors detailed above.

Below are the previous and corrected balances for the quarter ended March 31, 2013:

March 31, 2013 Financial Statements	Line Item	Corrected	Previously Stated
Balance Sheet	Long term debt	$3,500,000	$2,479,397
Balance Sheet	Total liabilities	$6,011,941	$4,991,338
Balance Sheet	Additional paid in capital – warrants	$339,067	$1,298,658
Balance Sheet	Accumulated (deficit)	$(6,591,849)	$(6,402,725)
Balance Sheet	Total stockholders' deficit	$(2,713,448)	$(1,705,683)
Balance Sheet	Non-controlling interests	$(607,394)	$(594,556)
Balance Sheet	Total equity (deficit)	$(3,320,842)	$(2,300,239)

Income Statement	Consulting	$132,950	$28,000
Income Statement	General & administrative	$762,961	$622,011
Income Statement	Total operating expenses	$1,450,973	$1,205,073
Income Statement	Income (loss) from operations	$(894,262)	$(648,362)
Income Statement	Interest expense	$(104,582)	$(153,410)
Income Statement	Total other expense	$(35,225)	$(84,053)
Income Statement	Loss from operations before non-controlling interest	$(929,487)	$(732,415)
Income Statement	Loss attributable to non-controlling interests	$120,972	$108,134
Income Statement	Loss before provision for income taxes	$(808,515)	$(624,281)
Income Statement	Net loss attributable to Panache Beverage Inc.	$(808,515)	$(624,281)
Income Statement	Loss per share attributable to Panache Beverage Inc.: Basic and Diluted	$(0.03)	$(0.02)

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 – SUBSEQUENT EVENTS

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

On May 15, 2013, Panache Distillery, LLC (hereafter "PDL" or "Buyer"), a wholly owned subsidiary of Panache Beverage, Inc., entered into an Asset Purchase Agreement (hereafter “APA”) with Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC, (collectively the "Sellers"), pursuant to which, PDL shall, upon closing, acquire all right, title and interest in and to certain assets owned by the Sellers located at 11807 Little Road, New Port Richey, Florida, including Real Property, buildings, and equipment.

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

This management's discussion and analysis, as well as other sections of this report on Form 10-Q may contain "forward-looking statements" that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions or projections. Any statement that is not a statement of historical fact is a "forward-looking statement", and in some cases, words such as  “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, "project", "may", "plan", "seek", and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in prior and subsequent reports on Form 10-Q, Form 10-K, Form 8-K, and other filings). Panache Beverage, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations. Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to "the Company", "Panache Beverage", "Panache", "our Company", "we", "us", and similar references refer to Panache Beverage, Inc. and its subsidiaries.

Chairman’s Letter to Shareholders

To all of our Shareholders,

Panache has achieved an important milestone.  Twenty months ago, the Company embarked on a process to reverse merge into a public company and became a listed entity on the Over-The-Counter market.  Last month Panache issued year-end financial reports.  While these reports were deep in detail for financial figures, highlighting significant growth in revenues for last quarter of 2012 and indeed for the full year, they provided only a general indication for the developments going on within the company.

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

Expenses

Operating expenses were $1,450,973and $1,229,611 for the three months ended March 31, 2013 and 2012, respectively.

General and administrative expenses increased $328,463 in the first quarter of 2013 due to stock compensation expense from 2012 warrant issuances to employees and having more full-time employees and, thus, incurring higher compensation, insurance, T&E and other related costs. At the same time, consulting expenses were reduced by $88,719 as Panache employees replaced independent consultants and took over their functions.

Net Loss

The Company’s net loss for stockholders was $808,515 and $835,840 for the three months ended March 31, 2013 and 2012, respectively.  The change in net loss during the three months ended March 31, 2013 was attributable to the increase in general and administrative expenses of $328,463, a decrease in loss attributable to minority interests of $173,505 and the increase in interest expense of $93,522 offset by the increase in gross profit of $446,357 plus the gain on extinguishment of various debts of $58,296.

Liquidity and Capital Resources

Cash flows used in operating activities were $577,898 and $436,778 for the three months ended March 31, 2013 and 2012, respectively. Negative cash flows from operations in first quarter of 2013 resulted primarily from the net loss of $808,515, plus the loss allocated to non-controlling interest of $120,972, partially offset by non-cash expenses of $404,900 from issuing stock and warrants to employees and external professionals for services rendered and by net cash inflow of $55,512 from the changes in assets and liabilities. Negative cash flows from operations for the three months ended March 31, 2012 were due mostly to the net loss of $835,840, plus the loss allocated to non-controlling interests of $452,701, partially offset by non-cash advertising and consulting expenses of $560,796 and by net cash inflow of $241,007 resulting from changes in assets and liabilities.

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
Demand for the products and services will be dependent on, among other things, market acceptance of our products, our brands’ recognition, the distilled spirits market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

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

On April 30, 2013, Caribbean Distillers, LLC,  d/b/a Florida Distillers (hereafter "CD"), a competitor of the Company, filed suit against three of CD's former employees, the Company, James Dale and William Gerhauser (Company, James Dale and William Gerhauser hereafter are collectively the "Company Defendants") in Florida State court in Polk County Florida.  CD claims that its former employees provided the Company Defendants with what it characterizes as confidential information and trade secrets involving the prices charged to CD's customers.  CD seeks a preliminary injunction to prevent the Company Defendants from using that so-called confidential information in any way.  CD also alleges that the Company has tortiously interfered with CD's business by obtaining this information.  The Company has accepted service of the Complaint through its counsel on May 7, 2013.  The Company Defendants never received any confidential information or trade secrets from any employee of CD and any information of CD that any present or former CD employee may have provided was neither confidential, a trade secret, nor information that was not otherwise available to the Company.  The Company will vigorously defend itself, believes that CD preemptively filed the lawsuit in order to interfere with the Company's business, and will assert appropriate counterclaims against CD if this litigation proceeds.

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

We are currently reviewing possible acquisition and, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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