Form 10-Q
period 2013-09-30
Panache Beverage, Inc.
filed 2013-11-14
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Transition Period From ____to _____

Commission File Number: 000-52670

PANACHE BEVERAGE INC.
(Exact name of small business issuer as specified in its charter)

Delaware	38-3855631
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Fifth Avenue, 3rd Floor, New York, NY 10011
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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Number of shares of common stock, par value $.001, outstanding as of November 5, 2013:  27,055,891

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Panache Beverage, Inc. contains "forward-looking statements" that may state our management's plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of the U.S. Securities Exchange Act of 1934, as amended.. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in “Item 1A — Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2012, and “Item 1A — Risk Factors” of the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, and the section of this Quarterly Report titled "Risk Factors," as well as the following risks and uncertainties:

*           Our ability to fund our operations in the short and long term through financing transactions on terms acceptable to us, or at all;
*           Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
*           Competition from producers of competing products;
*           Our ability to identify, consummate, and/or integrate strategic partnerships; and
*           The potential for manufacturing problems or delays.

We do not undertake any obligation to update publically any forward-looking statements, whether as a result of new information, future events or otherwise, except as required under applicable law.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

PART II. OTHER INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

PANACHE BEVERAGE, INC.

 TABLE OF CONTENTS

SEPTEMBER 30, 2013 AND 2012

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$25,367	$714,178
Restricted cash	2,427,207	600,000
Accounts receivable – net	1,473,812	1,384,296
Inventory	771,684	94,696
Prepaid expenses and other current assets	188,220	100,301
Total Current Assets	4,886,290	2,893,471

Property and Equipment - net	4,359,907	10,981

TOTAL ASSETS	$9,246,197	$2,904,452

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,468,932	$1,054,544
Due to factor	869,208	1,008,320
Notes payable	40,700	295,062
Loans payable – related parties	523,501	618,748
Accrued interest	234,046	54,946
Other current liabilities	536,877	569,087
Total Current Liabilities	3,673,264	3,600,707

Long term debt	11,000,000	2,100,000

Total Liabilities	14,673,264	5,700,707

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively; 27,055,891 and 26,760,891 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	27,056	26,761
Additional paid in capital	3,959,469	3,212,623
Additional paid in capital - warrants	450,798	234,117
Accumulated (deficit)	(9,050,065)	(5,783,334)
Total stockholders' deficit	(4,612,742)	(2,309,833)
Non-controlling interests	(814,325)	(486,422)
Total Equity (Deficit)	(5,427,067)	(2,796,255)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,246,197	$2,904,452

PANACHE BEVERAGE, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS  - (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES - NET	$306,159	$271,241	$3,148,732	$1,310,765

COST OF GOODS SOLD	291,974	115,122	2,007,532	811,462

GROSS PROFIT	14,185	156,119	1,141,200	499,303

OPERATING EXPENSES
Advertising and promotion	271,849	177,415	748,817	704,516
Consulting	214,942	48,836	506,177	333,245
Professional fees	676,591	151,744	1,279,795	773,747
General and administrative	318,630	498,071	1,876,250	1,386,777
TOTAL OPERATING EXPENSES	1,482,012	876,066	4,411,039	3,198,285

LOSS FROM OPERATIONS	(1,467,827)	(719,947)	(3,269,839)	(2,698,982)

OTHER EXPENSE
Interest expense	(223,077)	(38,772)	(492,056)	(61,923)
Interest income	11,033	-	33,187	-
Gain on extinguishment of debt	-	-	134,074	-

TOTAL OTHER EXPENSE	(212,044)	(38,772)	(324,795)	(61,923)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(1,679,871)	(758,719)	(3,594,634)	(2,760,905)

LESS: LOSS ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	157,543	74,020	327,903	480,329

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,522,328)	(684,699)	(3,266,731)	(2,280,576)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(1,522,328)	$(684,699)	$(3,266,731)	$(2,280,576)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.06)	$(0.03)	$(0.12)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,055,891	26,392,674	27,010,616	26,025,519

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)  - (Unaudited)
AS OF SEPTEMBER 30, 2013

	Common Stock		Additional Paid in	Common Stock	Treasury	Accumulated	Total Stockholders' Equity	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Stock	Deficit	(Deficit)	Interests	(Deficit)

Balance, January 1, 2012	25,107,891	$25,108	$1,303,412	$163,097	$-	$(2,516,269)	$(1,024,652)	$(123,696)	$(1,148,348)

Capital contributions	-	-	-	-	-	-	-	257,944	257,944

Common stock and warrants issued for $0.50 per share	120,000	120	99,761	20,119	-	-	120,000	-	120,000

Common stock and warrants issued for $1.00 per share	590,000	590	631,712	105,198	-	-	737,500	-	737,500

Common stock & warrants issued for services rendered	487,000	487	487,213	-	-	-	487,700	-	487,700

Warrants vested for services rendered	-	-	-	8,351	-	-	8,351	-	8,351

Common stock issued to satisfy debt	150,000	150	149,850	-	-	-	150,000	-	150,000

Shares repurchased	-	-	-	-	(150,000)	-	(150,000)	-	(150,000)

Treasury shares sold	-	-	-	-	50,000	-	50,000	-	50,000

Treasury shares retired	(100,000)	(100)	(99,900)	-	100,000	-	-	-	-

Warrants from debt issuance	-	-	-	14,449	-	-	14,449	-	14,449

Warrants exercised	230,000	230	337,506	(47,736)	-	-	290,000	-	290,000

Warrants modified	-	-	(148,395)	148,395	-	-	-	-	-

Warrants expired	-	-	177,756	(177,756)	-	-	-	-	-

Stock-based compensation	-	-	248,884	-	-	-	248,884	-	248,884

Issuance of shares from stock-based compensation	176,000	176	(176)	-	-	-	-	-	-

Beneficial interest in conversion feature of convertible debt	-	-	25,000	-	-	-	25,000	-	25,000

Net loss for the period ended December 31, 2012	-	-	-	-	-	(3,267,065)	(3,267,065)	(620,670)	(3,887,735)

Balance, December 31, 2012	26,760,891	26,761	3,212,623	234,117	-	(5,783,334)	(2,309,833)	(486,422)	(2,796,255)

Common stock issued for services rendered	260,000	260	145,740	-	-	-	146,000	-	146,000

Warrants vested for services rendered	-	-	-	351,877	-	-	351,877	-	351,877

Warrants expired	-	-	135,196	(135,196)	-	-	-	-	-

Stock-based compensation	-	-	465,945	-	-	-	465,945	-	465,945

Issuance of shares from stock-based compensation	35,000	35	(35)	-	-	-	-	-	-

Net loss for the period ended September 30, 2013	-	-	-	-	-	(3,266,731)	(3,266,731)	(327,903)	(3,594,634)

Balance, September 30, 2013	27,055,891	$27,056	$3,959,469	$450,798	$-	$(9,050,065)	$(4,612,742)	$(814,325)	$(5,427,067)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the nine months ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(3,266,731)	$(2,280,576)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Non-controlling interest	(327,903)	(480,329)
Depreciation	33,011	4,585
Stock issued and warrants vested for services rendered	497,877	445,000
Advertising expense from capital contribution	-	257,944
Stock-based compensation	465,945	56,900
Changes in assets and liabilities:
Restricted cash	(1,827,207)	-
Accounts receivable	(89,516)	(108,403)
Inventory	(676,988)	37,034
Prepaid expenses	(87,919)	5,020
Accounts payable	414,388	353,672
Consulting fees payable – related party	-	(2,705)
Accrued interest	179,100	18,302
Other current liabilities	(32,210)	163,703
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,718,153)	(1,529,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(881,937)	(8,441)
CASH FLOWS USED IN INVESTING ACTIVITIES	(881,937)	(8,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	22,861	272,500
Repayments of notes payable	(277,223)	(7,368)
Proceeds from loans payable – related parties	-	213,198
Repayments of loans payable – related parties	(95,247)	-
Net (decrease) increase in due to factor	(139,112)	(17,296)
Proceeds from long term debt	5,400,000	-
Proceeds from issuance of stock and warrants	-	1,022,700
Repurchase of treasury stock	-	(50,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,911,279	1,433,734

NET INCREASE (DECREASE) IN CASH	(688,811)	(104,560)
Cash, beginning of period	714,178	152,464
Cash, end of period	$25,367	$47,904

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$312,956	$80,225

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued and warrants vested for services rendered	$497,877	$445,000
Debt financed property and equipment purchases	$3,500,000	$-
Capital contribution – Advertising services	$-	$257,944
Conversion of accounts payable to notes payable - related party	$-	$21,000

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

Panache Distillery, LLC (“Panache Distillery”) was organized as a limited liability company in the State of Florida on February 20, 2013 as a wholly owned subsidiary of Panache Beverage, Inc.   On August 23, 2013, Panache Distillery closed on the purchase of a distillery in New Port Richey, Florida for a total purchase price of $4,200,000, of which $700,000 was paid in cash at closing and the remaining $3,500,000 is payable in the form of a Promissory Note held by the sellers. The distillery will offer full integration of domestic distillation, bottling and sales operations.

Panache IP Holdings, Inc. (“IP Holdings”) was organized as a domestic corporation in the State of Delaware on September 26, 2013 as a wholly owned subsidiary of Panache Beverage, Inc. IP Holdings was established to preserve the Company’s patented intellectual property and trademarks. As of September 30, 2013, IP Holdings is dormant with no activity.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Basis of consolidation

The consolidated financial statements include the accounts of Panache Beverage, Inc., Panache LLC, Wodka LLC, Alibi NYC, LLC, Panache Distillery, LLC and Panache IP Holdings, Inc. (collectively, the “Company”). All material intercompany transactions have been eliminated.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for a full year.

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

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped.  Some sales contracts contain customer acceptance provisions that grant a right of return.  Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled.  Customers may also return any product that does not comply with all applicable laws and regulations.  We record revenue net of the estimated cost of sales returns and allowances.  Gross revenue was reduced due to sales returns and allowances by $5,112 and $0 during the three months ended September 30, 2013 and 2012, respectively and $11,495 and $30,325 during the nine months ended September 30, 2013 and 2012, respectively.

Sales discounts were $0 and $1,677 for the three months ended September 30, 2013 and 2012 and $1,191 and $23,943 for the nine months ended September 30, 2013 and 2012.

From time to time the Company provides incentives to its customers in the form of free product.  The costs associated with producing this product is included as an expense in costs of goods sold.  No revenue is recognized with respect to such product giveaways.  The Company did not give away any product during the three and nine months ended September 30, 2013 and the three months ended September 30, 2012.  The Company gave away product costing $1,440 during the nine months ended September 30, 2012.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Advertising

Advertising costs are expensed as incurred and aggregated $271,849 and $177,415 for the three months ended September 30, 2013 and 2012, respectively and $748,817 and $704,516 for the nine months ended September 30, 2013 and 2012, respectively.

Wodka received advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka.  The Company recorded advertising expense and capital contributions from non-controlling interests of $0 and $257,944 in relation to this arrangement for the nine months ended September 30, 2013 and 2012, respectively.

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2012 Annual Report on Form 10-K and remain unchanged as of September 30, 2013.

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

NOTE 2 – ACCOUNTS RECEIVABLE

The Company grants customers standard credit terms as governed by the terms specified in the contracts. Our major customers receive payment credit terms that range between 30 and 60 days.

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.  Based on management review of outstanding balances, an allowance for doubtful accounts of $430,402 was recorded as of September 30, 2013 and 2012.

No bad debt expense was recognized for the three and nine months ended September 30, 2013 and 2012

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services.  The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services.  The Company recognized $0 and $59,273 of professional fee expense in relation to these agreements for the three months ended September 30, 2013 and 2012, respectively and $144,417 and $379,802 of professional fee expense in relation to these agreements for the nine months ended September 30, 2013 and 2012.  Prepaid expenses relating to these agreements were $0 and $54,683 as of September 30, 2013 and December 31, 2012, respectively.

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

In the third quarter of 2013, the Company entered into a factoring and advance agreement with a commercial factor whereby the Company sells its accounts receivables to the factor. Under the terms of the agreement, the factor may purchase individually or collectively any invoice of the Company if the Company agrees to sell them and make advances of amounts representing up to 85% of the net amount of eligible accounts receivable up to $2,000,000. The factor's purchase of the eligible accounts receivable includes a discount fee which is deducted from the face value of each collection.  The discount fee is based on the number of days outstanding from the date of purchase and shall be 2.5% if paid within 30 days and 0.85% for each 10 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

The combined balance due to the factors as of September 30, 2013 and December 31, 2012 was $869,208 and $1,008,320, respectively.  Factor expense (refund) charged to operations for the three months ended September 30, 2013 and 2012 amounted to $(18,213) and $10,263, respectively, and for the nine months ended September 30, 2013 and 2012 amounted to $93,520 and $67,926, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – NOTES PAYABLE

On June 11, 2013, the Company borrowed $22,860 from a third party at an interest rate of 7.20% per annum.  The loan was used to finance directors’ and officers’ insurance and is due in nine equal monthly payments of $2,617.  The balance of this loan was $12,700 as of September 30, 2013.

On November 15, 2012, Wodka borrowed $16,875 from a third party at an interest rate of 7.25% per annum.  The loan was used to finance credit insurance and is due in three equal payments of $5,796 due December 15, 2012, March 15, 2013 and June 15, 2013.  The balance of this loan was $0 and $11,283 as of September 30, 2013 and December 31, 2012, respectively.

On September 14, 2012, the Company borrowed $250,000 from a third party for working capital purposes payable on January 15, 2013.  Per the agreement, interest of $25,000 was paid via regular payments through the term of the loan.  The Company repaid the loan in full on January 15, 2013.  The balance of the loan as of September 30, 2013 and December 31, 2012 was $0 and $248,145, respectively.

On August 11, 2011, the Company borrowed $28,000 from a third party for working capital purposes.  The loan is non-interest bearing and payable on demand.  The balance of this loan was $28,000 as of September 30, 2013 and December 31, 2012.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of September 30, 2013 and December 31, 2012.  The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum.  The loan agreement provided the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share.  The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012.  Per the terms of the agreement, the loan was to be repaid within four months of its commencement.  The Company repaid the loan on February 14, 2013.  The balance of the loan as of September 30, 2013 and December 31, 2012 was $0 and $191,960, respectively.

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

The Company had additional loans payable to related parties totaling $278,501 and $281,898 at September 30, 2013 and December 31, 2012, respectively.  The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
Commissions payable	$-	$171,778
Excise taxes payable	75,954	75,954
Customer deposits	34,200	115,464
Accrued salaries	329,733	138,900
Accrued expenses and other liabilities	96,990	66,991
Total other current liabilities	$536,877	$569,087

NOTE 8 – LONG TERM DEBT

On May 9, 2013, Panache Beverage, Inc. issued a promissory note to Consilium Corporate Recovery Master Fund, LTD, which resulted in gross proceeds of $4,000,000 before fees and other expenses associated with the transaction. The note bears interest at 8% per annum with interest payable quarterly in arrears. A final payment of all principal due under the promissory note, plus accrued interest to date, shall be made on May 9, 2016.  The balance of the note as of September 30, 2013 is $4,000,000.

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

On August 22, 2013, pursuant to an Amendment to the Asset Purchase Agreement for the purchase of the Panache Distillery previously executed on May 15, 2013 (“APA Amendment”) between the the Company and Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC (“the Sellers”), the Company issued a promissory note for $3,500,000 to the Sellers due on August 22, 2016 and bearing interest at 6% per annum.

Interest is payable quarterly in arrears.  The Promissory note is secured by a first lien Purchase Money Mortgage and Security Agreement secured by the Purchased Assets, as defined in the Asset Purchase Agreement.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – LONG TERM DEBT – (Continued)

Future maturities of debt as of September 30, 2013 are as follows:

For the year ended:
December 31, 2013	$564,201
December 31, 2014	-
December 31, 2015	2,100,000
December 31, 2016	8,900,000
December 31, 2017	-
$11,564,201

NOTE 9 – RELATED PARTY TRANSACTIONS

On May 9, 2013, Panache Beverage, Inc. issued a promissory note to Consilium Corporate Recovery Master Fund, which resulted in gross proceeds of $4,000,000 before fees and other expenses associated with the transaction. The note bears interest at 8% per annum with interest payable quarterly in arrears. A final payment of all principal due under the promissory note, plus accrued interest to date, shall be made on May 9, 2016.  The balance of the note as of September 30, 2013 is $4,000,000.

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

The Company has recognized $123,142 and $351,416 of consulting expense in relation to these warrant agreements with Consilium for consulting services for the three and nine months ended September 30, 2013, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS– (Continued)

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of September 30, 2013 and December 31, 2012.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $278,501 and $281,898 at September 30, 2013 and December 31, 2012, respectively, and are unsecured and non-interest bearing with no stated payment terms.

Wodka received advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka during 2012.  The Company recorded advertising expense and capital contributions from non-controlling interests of $0 and $257,944 in relation to this arrangement for the three and nine months ended September 30, 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On May 2, 2013, the Company settled its dispute with Incubrands Spirits Group (“Incubrands”) concerning an equity agreement with a predecessor of the Company dated April 30, 2007. Per the terms of the settlement, the Company paid Incubrands 40,000 shares of the Company’s common stock and $84,000 payable over ninety days.  As of September 30, 2013, the dispute amount has been paid off in full.

The Company rents furnished office space on a month-to-month basis.  Rent expense was $7,900 and $3,240 for the three months ended September 30, 2013 and 2012, respectively, and $14,380 and $9,560 for the nine months ended September 30, 2013 and 2012, respectively.

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

On December 21, 2012, the Company issued Consilium warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years.  The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days notice.  The warrants expire on December 21, 2017.  The Company valued the stock warrants at $1,229,304 using the Black Scholes model.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – STOCKHOLDERS’ DEFICIT– (Continued)

The Company is amortizing the value of the warrants to consulting expense ratably over the four year consulting periods.  The Company has recognized $123,124 and $351,416 of consulting expense in relation to these agreements for the three and nine months ended September 30, 2013.

On December 21, 2012, pursuant to the 2012 Non-Qualified Stock and Option Compensation Plan, the Company issued employees warrants to purchase 2,700,000 shares of common stock at an exercise price of $1.00 per share with an expiration date of December 21, 2015.  The warrants vest in two equal tranches on December 31, 2013 and December 31, 2014.

On June 30, 2013, the Company issued a director warrants to purchase 15,000 shares of common stock at an exercise price of $1.50 with an expiration date of June 30, 2015.  The warrants vest on December 31, 2013.

On August 15, 2013, the Company issued an employee warrants to purchase 10,000 shares of common stock at an exercise price $1.50 with an expiration date of August 15, 2016.  The warrants vested immediately.

On September 30, 2013, the Company issued a director warrants to purchase 15,000 shares of common stock at an exercise price of $1.50 with an expiration date of September 30, 2015.  The warrants vest on March 31, 2014.

The Company has recognized $141,545 and $423,445 of stock compensation expense relating to warrants issued to employees and directors for the three and nine months ended September 30, 2013, respectively.

The following table shows the warrant activity for the nine months ended September 30, 2013:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	6,263,750	$0.86
Issued	1,890,000	$0.53
Exercised	-
Expired	(460,000)
Outstanding of September 30, 2013	7,693,750	$0.74	3.4 years	$-

On January 24, 2013, the Company entered into a mutual release with a consultant whereby it issued 200,000 shares of the Company’s common stock in consideration and final payment for all compensation due pursuant to a consulting agreement between the parties.  The Company valued the shares at $0.60 per share and recognized $0 and $120,000 of expense for the three and nine months ended September 30, 2013, respectively.

On March 12, 2013, the Company engaged a law firm to provide counsel in exchange for 15,000 shares of the Company’s common stock.  The Company valued the shares at $0.60 per share and recognized $0 and $9,000 of professional fees for the three and nine months ended September 30, 2013.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – STOCKHOLDERS’ DEFICIT– (Continued)

The Company recognized $0 and $42,500 of compensation expense for the three and nine months ended September 30, 2013, respectively, in relation to the grant of 35,000 shares of common stock as stock-based compensation during the nine months ended September 30, 2013.  The shares immediately vested and the fair value of this stock issuance was determined by the value of the services provided.

NOTE 12 – NON-CONTROLLING INTERESTS

As of September 30, 2013 and December 31 2012, the non-controlling interests balance was $(814,325) and $(486,422), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the three months ended September 30, 2013 and 2012, $299,102 and $140,532 respectively, of Wodka’s net loss was allocated to Panache and $157,543 and $74,020, respectively, was allocated to non-controlling interests.

For the nine months ended September 30, 2013 and 2012, $622,540 and $422,210, respectively, of Wodka’s net loss was allocated to Panache and $327,903 and $480,329, respectively, was allocated to non-controlling interests.

NOTE 13 – CONCENTRATIONS AND RISK

Major customers

The Company had five customers representing approximately 82% of revenues for the three months ended September 30, 2013.  These customers represented approximately 13% of the receivables outstanding as of September 30, 2013.

The Company had two customers representing approximately 98% of revenues for the three months ended September 30, 2012.  This customer represented approximately 46% of the receivables outstanding as of September 30, 2012.

The Company had one customer representing approximately 89% of revenues for the nine months ended September 30, 2013.  This customer represented approximately 83% of the receivables outstanding as of September 30, 2013.

The Company had three customers representing approximately 97% of revenues for the nine months ended September 30, 2012.  This customer represented approximately 99% of the receivables outstanding as of September 30, 2012.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – CONCENTRATIONS AND RISK – (Continued)

Major suppliers

The Company had three suppliers represent approximately 98% of purchases for the three months ended September 30, 2013.  The Company did not have any account payable outstanding to these suppliers as of September 30, 2013.

The Company had two suppliers representing approximately 94% of purchases for the three months ended September 30, 2012.  This supplier represented approximately 45% of the payables outstanding as of September 30, 2012.

The Company had two suppliers represent approximately 91% of purchases for the nine months ended September 30, 2013.  The Company did not have any account payable outstanding to these suppliers as of September 30, 2013.

The Company had two suppliers representing approximately 97% of purchases for the nine months ended September 30, 2012.  This supplier represented approximately 45% of the payables outstanding as of September 30, 2012.

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

NOTE 14 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three and nine months ended September 30, 2013, respectively.  There was no dilutive earning per share due to net losses during the periods.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – LOSS PER SHARE– (Continued)

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income attributable to Panache Beverage, Inc.	$(1,522,329)	$(684,699)	$(3,266,731)	$(2,280,576)

Denominator:
Weighted average shares outstanding	27,055,891	26,392,674	27,010,616	26,025,519

Basic net (loss) income per share	$(0.06)	$(0.03)	$(0.12)	$(0.09)

NOTE 15 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2013, the Company had an accumulated deficit of $5,427,067. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  These actions involve certain cost-saving initiatives and growth strategies, including a) examination on sales and marketing initiatives resulting in the expansion of the Company's sales force  and marketing efforts  in key areas in the United States; b) downward vertical integration into domestic distillation and bottling resulting in diversification of revenue streams; c) upward vertical integration into domestic importation.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2013 to the date on which these financial statements were available to be issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and 10K/A, filed with the Securities and Exchange Commission on April 1, 2013 and August 21, 2013, respectively. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Overview

Panache Beverages, Inc. specializes in the strategic development and aggressive early growth of spirits brands establishing its assets as viable and attractive acquisition candidates for the major global spirits companies. Panache builds its brands as individual acquisition candidates while continuing to develop its pipeline of new brands into the Panache portfolio. Panache's existing portfolio contains three brands and a distillery:

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

Alchemia is produced by Przedsiebiorstwo Handlowo-Produkcyjne Wieslaw Wawrzyniak, Kalisz, Poland.

Panache Distillery LLC (www.panachedistillery.com)

In August of 2013 Panache Beverage Inc. acquired a pre-existing distillery and opened Panache Distillery LLC. The distillery provides Panache with the means to manage its own supply chain for its brands while providing the parent company with new and diverse revenue streams.  Production of Wodka Vodka and Alibi American Whiskey will be transitioned to the Panache Distillery over the next year. Additionally, Panache Distillery will offer third party contract distillation and co-packing as ancillary businesses and additional revenue streams.

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

After noticing that 42 BELOW has replaced Grey Goose in numerous key accounts, Bacardi added 42 BELOW to a list of top threats to Grey Goose in the US. Shortly thereafter 42 BELOW was formally approached for global acquisition by Barcardi USA Inc. At this stage Panache was responsible for over 50% of the total annual cases sold globally by 42 BELOW and was among the key driving factors in the success of the brand. The Panache/42 Below Importer agreement was purchased in December 2006.

During this time Panache was developing its current pipeline brands Alchemia Vodka and Alibi Whiskey with an eye toward developing a value brand, which became Wodka.

Today, Panache has developed a unique set of wholesale and retail relationships as well as sales and marketing infrastructure and proprietary partnerships enabling it to develop, roll out and exit its brands.

Recent Developments

In the summer of 2013 the Company terminated its exclusive importation agreement with Domaine Select Wine Estates (DSWE) for Wodka Vodka. The Company is now the importer of record for Wodka Vodka as well as the registered agent for Alibi American Whiskey. This upward integration offers Panache the autonomy to tailor national pricing and programming, as well as creates the potential to generate additional profit.

On August 23, 2013, Panache Distillery, LLC ("PDL"), a wholly owned subsidiary of Panache Beverage, Inc., closed on the Asset Purchase Agreement (“APA”) with Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC, (collectively the "Sellers"), pursuant to which, PDL acquired all right, title and interest in and to certain assets owned by the Sellers located at 11807 Little Road, New Port Richey, Florida. This property includes land, buildings, and machinery used in the distillation, bottling and sales operations as consideration, PDL paid to the Sellers a total purchase price of $4,200,000, of which $700,000 was paid in cash at the closing, and the remaining $3,500,000 was paid in the form of a Promissory Note (the “Note) for the benefit of the Sellers, which accrues interest at a rate of 6% payable in semiannual installments of interest only, is prepayable without penalty, and is due thirty six months from the date of execution. The Note is secured by a first lien Purchase Money Mortgage and Security Agreement secured by the Purchased Assets.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Revenues

Revenues were $306,159 and $271,241 for the three months ended September 30, 2013 and 2012, respectively, an increase of 13%.  Revenues were $3,148,732 and $1,310,765 for the nine months ended September 30, 2013 and 2012, respectively, an increase of 140%.  We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty.  Gross revenue was reduced due to sales returns and allowances by $5,112 and $0 during the three months ended September 30, 2013 and 2012, respectively and $11,495 and $30,325 during the nine months ended September 30, 2013 and 2012, respectively.

The increase in revenue during the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to the implementation of our marketing and sales strategies as well as the successful launch of the Alibi brand in the fourth quarter of 2012.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products. Product delivery, broker fees and direct labor would be examples of cost of goods sold items. Cost of goods sold was $291,974, or 95% of revenue, and $115,122, or approximately 42% of revenue, during the three months ended September 30, 2013 and 2012, respectively. Cost of goods sold was $2,007,532, or approximately 64% of revenue, and $811,462, or approximately 62% of revenue, during the nine months ended September 30, 2013 and 2012, respectively.

These increases in cost of goods sold are attributable to increases in revenue.  The increase in costs of goods sold as a percentage of revenue during the three and nine month periods ended September 30, 2013 in comparison to the same periods in 2012 is mostly due to costs associated with the transition to becoming our own importer of Wodka Vodka and the agent for Alibi American Whiskey.

Expenses

Operating expenses were $1,482,012 and $876,066 for the three months ended September 30, 2013 and 2012, respectively and $4,411,039 and $3,198,285 for the nine months ended September 30, 2013 and 2012, respectively.

The increase in operating expenses was primarily caused by professional fees increasing $524,847 for quarter ended September 30, 2013 compared to the same period in 2012 and $506,048 for the nine months ended September 30, 2013 compared to the same period in 2012 as the Company successfully went through the acquisition of a distillery and two legal proceedings.  General and administrative expenses increased $489,473 for the nine months ended September 30, 2013 over the same period in 2012 due to higher head count and stock compensation, as well as to pre-launch activity at Panache Distillery in 2013.

Net Loss

The Company’s net loss for stockholders was $1,522,328 and $684,699 for the three months ended September 30, 2013 and 2012, respectively and $3,266,731 and $2,280,576 for the nine months ended September 30, 2013 and 2012, respectively.  The change in net loss for the nine months ended September 30, 2013 compared to the same 2012 period was attributable to higher operating expenses, increased interest expense and less loss allocated to non-controlling interests.  The increase in the loss for the three months ended September 30, 2013 compared to the same 2012 period was due to the increase in operating expenses and interest expense.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were $4,718,153 and $1,529,853 for the nine months ended September 30, 2013 and 2012, respectively. Negative cash flows from operations for the nine months ended September 30, 2013 were due primarily to the restrictions on cash stemming from loans from Consilium Corporate Recovery Master Fund, LTD, which decreased cash flows from operations by $1,827,207. Negative cash flows from operations also caused by the net loss of $3,266,731 and the loss allocated to non-controlling interests of $327,903 partially offset by stock issued for services and compensation of $963,822.  Negative cash flows from operations for the nine months ended September 30, 2012 were due primarily to the net loss of $2,280,576 and the loss allocated to non-controlling interests of $480,329 offset by non-cash advertising of $257,944 and stock issued for services and compensation of $501,900.

Cash flows used in investing activities in both 2013 and 2012 were due to the purchase of property and equipment. The Company purchased a distillery on August 23, 2013 for a total purchase price of $4,200,000.

Cash flows provided by financing activities were $4,911,279 and $1,433,734 during the nine months ended September 30, 2013 and 2012, respectively.  Positive cash flows from financing activities during the nine months ended September 30, 2013 were due primarily to proceeds of $5,400,000 from issuances of long term debt partially offset by the net repayments of short term debt of $349,609 and a reduction in factor liabilities of $139,112.  Positive cash flows from financing activities during nine months ended September 30, 2012 were due primarily to proceeds of $1,022,700 from sales of common stock.

We had cash of $2,452,574 on hand (including restricted cash) as of September 30, 2013. We do not anticipate that additional funding will be needed for the next twelve months. We plan to strengthen our position in the global markets through aggressive marketing and sales of our products, as well as through implementation of other elements of our business plan. However, if our revenue projections fail to materialize and/or our future costs substantially exceed our current estimates, we would need to obtain additional capital to sustain our operations. In the past we have funded our cash needs with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings:

Caribbean Distillers, LLC d/b/a Florida Caribbean Distillers v. Ronnie Call, et al v. Arturo De La Cruz, 10th Circuit Court in and for Polk County, Florida, No. 2013A-2564.   In this action filed at the end of April, 2013, plaintiff named the Company, James Dale, the Company’s CEO, and William Gerhauser, the Company’s head of Investor Relations, as defendants along with 3 former employees of the plaintiff.  Plaintiff accused the Company and its representative of misappropriating confidential information and trade secrets and intentionally interfering in its business relations and sought injunctive relief against the Company to prevent it from, among other things, competing in the bulk alcohol market.  After hearing only the plaintiff’s evidence, and without the need for the defendants to complete their defense, the Polk County court dismissed plaintiff’s claims for injunctive relief and indicated that based on the defendants’ abbreviated evidence, the information about which plaintiff was complaining was not, in fact, confidential. The parties have since settled the remaining issues and the case has been dismissed with prejudice without any material adverse effect on the Company.

Pacific Edge Marketing Group, Inc. v. Panache Beverage, Inc., US District Court for the Central District of California, Case No. CV13-3957, & Panache Beverage, Inc. v. Pacific Edge Marketing Group, Inc., US District Court for the Southern District of New York, Civil Action No. 13-cv-04575.  After Panache learned that Pacific Edge had changed the trade dress of its Gruven brand vodka to be confusingly similar to the Company’s Wodka brand vodka, the Company demanded that Pacific Edge cease the use of its infringing trade dress.  In response, Pacific Edge preemptively filed an action for declaratory judgment in California federal court.  The Company successfully moved to dismiss the California action, and it filed an action in New York federal court against Pacific Edge for violation of the Lanham Act and ancillary state law violations.  Pacific Edge's answered the Company’s complaint and discovery is proceeding.  The Company believes it will prevail in protecting the trade dress of Wodka brand vodka, and the litigation is not expected to have any material adverse effect on the Company.

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

We, through our wholly owned subsidiary Panache Distillery, LLC, have purchased a Distillery.

We, through our wholly owned subsidiary Panache Distillery, LLC, have purchased a distillery. We intend to procure all necessary permits and licenses in order to operate the facility we purchased in New Port Richey, Florida, but do not yet have such permits, and do not know for certain how long it will take for us to acquire such permits. While we do not have the permits, we are unable to use the distillery for the production of alcoholic beverages. Additionally, there is no guarantee that we will be able to successfully integrate the ownership of the distillery within our organization and the acquisition could disrupt our ongoing business, distract our management from other business operations, and increase our expenses. This acquisition may also impair relationships with our current suppliers.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment No. 5 to the Asset Purchase Agreement dated as of August 22, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC.

10.2	$3,500,000 Promissory Note, dated August 22, 2013, payable to Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC.

10.4
Purchase Money Mortgage and Security Agreement and Assignment of Rents and Leases and Fixture Filing, dated August 23, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC.

21	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PANACHE BEVERAGE INC.

Date: November 14, 2013	By:	/s/ James Dale
James Dale Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 5 to the Asset Purchase Agreement dated as of August 22, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC.

10.2	$3,500,000 Promissory Note, dated August 22, 2013, payable to Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC.

10.4
Purchase Money Mortgage and Security Agreement and Assignment of Rents and Leases and Fixture Filing, dated August 23, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC.

21	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.