Form 10-K
period 2013-12-31
Panache Beverage, Inc.
filed 2014-04-10
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52670

PANACHE BEVERAGE INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3855631
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Fifth Avenue, 3rd Floor New York, NY 10011
(Address of principal executive offices)

646-480-7479
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

(Title of Each Class)
Common Stock, par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the closing price of such common equity on June 28, 2013 was approximately $3,305,355.

As of April 8, 2013, the issuer has one class of common stock, and the number of shares outstanding of such common stock was 27,055,891.

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

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following:

* Our ability to fund our operations in the short and long term through financing transactions on terms acceptable to us, or at all;
* Our history of operating losses and the uncertainty surrounding our ability to achieve or sustain profitability;
* Competition from producers of competing products;
* Our ability to identify, consummate, and/or integrate strategic partnerships; or
* The potential for manufacturing problems or delays.

We do not undertake any obligation to update publically any forward-looking statements, whether as a result of new information, future events or otherwise, except as required under applicable law.

PART I

Item 1. Business

Overview

Panache Beverage Inc. ("the Company", "Panache Beverage", "Panache", "our Company", "we", "us", and similar references refer to Panache Beverage, Inc. and its subsidiaries) was incorporated under the laws of the State of Florida in 2004 and reincorporated in the State of Delaware in 2013. We are an alcoholic beverage company specializing in the development and aggressive early growth of spirits brands establishing its assets as viable and attractive acquisition candidates for the major global spirits companies. Panache builds its brands as individual acquisition candidates while continuing to develop its pipeline of new brands into the Panache portfolio. Panache's existing portfolio contains spirit brands and the Panache Distillery, LLC

For additional information on our business, including the matters described below in this item, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report on Form 10-K.

Brands

Wodka Vodka (www.welovewodka.com)

Wodka Vodka is triple distilled and charcoal filtered, earning it a 90 point rating by the Beverage Testing Institute – a first for any brand available for under $10. Wodka was developed as an egalitarian brand – coming from the position that consumers shouldn’t have to pay $30 for a bottle of quality vodka. This position was authentic – the brand was discovered by Panache while walking through a distillery in Eastern Poland. Wodka Vodka, a relic from Poland's communist era, was government owned/issued vodka. Wodka stands tall in the exploding category of “quality for value” spirit brands. It is uniquely positioned in the category as fun, quirky, aloof – all attributes which have been embraced by trade and consumers making Wodka a true “brand” very quickly. Since launching in the United States in 2009, it has been recognized as a category leader by Time Magazine, the Wall Street Journal, Bloomberg Magazine, and CNBC amongst a host of traditional consumer media.

Wodka is produced by Przedsiebiorstwo Handlowo-Produkcyjne Wieslaw Wawrzyniak, Kalisz, Poland.

Alibi American Whiskey (www.alibiamerica.com)

Alibi has been developed to exploit a gap in the exploding brown spirits category – the need for an edgy, premium Whiskey that appeals to the younger generation of drinkers – recently earning it a 91 point rating by the Beverage Testing Institute. Whiskey and Bourbon brands today are largely positioning themselves alongside “tradition” and “heritage”, creating brands that look, feel and are marketing against the classic cocktail era. Instead of appealing to whiskey aficionados, Alibi’s flavor profile harkens back to America’s past when whiskey was served in a shot glass or flask. While it is embodied with a heritage of traditional craftsmanship, its packaging and positions bucks today’s category and challenges drinkers to put up or shut up.

Alibi American Whiskey is a smooth 90 proof blended whiskey that contains elements of corn, rye and malted barley and is aged in first-fill American oak casks and is easy to drink. Since its launch in late Q4, 2012 it has been embraced by trade and consumers as a unique alternative to what already exists in the marketplace.

Alibi was produced by Caribbean Distillers LLC. In 2014, Panache Distillery will be producing Alibi.

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

Alchemia is produced by Przedsiebiorstwo Handlowo-Produkcyjne Wieslaw Wawrzyniak, Kalisz, Poland.

Brand Innovation

The two central facets of the Panache value creation strategy are the growth of existing brand assets and creation of new brand assets to develop inside the portfolio. Panache is committed to delivering on these strategies through innovation – made possible through the acquisition of the distillery and its capabilities. Using our key industry relationships, we expect to create true asset value through our investment in Panache Distillery. In Q1 of 2014, we entered into an agreement with Florida based Premier Beverage Company for our new Old South Shine brand which we believe will result in true brand value from inception for Old South Shine.

Flavor extensions for Alibi will be rolled out in the second half of 2014 while two new brands will be launched in test markets. New brands will include Spirytus, an over-proof Vodka born from the same grain and process used for Wodka Vodka and OGB (Old Grumpy Bastard), a premium well whiskey that will compliment Alibi in the portfolio.

Panache Distillery, LLC (www.panachedistillery.com)

Panache purchased the Empire Winery and Distillery in New Port Richey, FL in August 2013 and opened Panache Distillery LLC. Panache entered the distillery business to strengthen its core business offering. The distillery secures brand supply chains, increases margins and enables easy, low risk and inexpensive innovation. Additionally, Panache Distillery offers third party contract distillation and co-packing adding a new revenue stream to the Panache business. Its president, Jacob Call, is the former Senior Manager of Distillery and Bulk Sales for the largest distillery and spirits bottler in the Southeast United States, Caribbean Florida Distillers. The Company has retained the services of a world-class blend master, Ronald Call.

Strategy

The Company holds a ‘build and exit’ business mentality – its expertise lies in the strategic development and early growth of its brands establishing the Company’s assets as viable acquisition candidates for the major global spirits companies including Diageo PLC, Bacardi Limited, Future Brands, Pernod Ricard S.A. and LVMH Moët Hennessy Louis Vuitton S.A. While the Company’s goal is to sell brands individually as they mature, the acquisition of the Panache Distillery and its development will allow Panache to create new brands and current brand extension lines creating a more diversified Company portfolio with more opportunities for both income growth as well as recognition of acquisition by major global spirits companies.

While our first priority is internal growth, we may also strive to enhance shareholder value through acquisitions and divestitures, joint ventures, alliances, and other strategic initiatives. On an ongoing basis, we review our portfolio of brands and evaluate options to increase shareholder value.

Competition

Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources. While the Company believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

U.S. Distilled Spirits Industry Overview

The global distilled spirits industry is very competitive. We compete based on taste, product quality, brand image, and price. While the industry is highly fragmented, major competitors include Bacardi Limited, Beam, Inc., Brown-Forman Corporation, Constellation Brands, Inc., Davide Campari Milano-S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton S.A, Pernod Ricard S.A., and Rémy Cointreau S.A.

The global alcoholic drinks industry is expected to exceed $1 trillion in 2014. Market volume is predicted to reach almost 210 billion liters in 2014, a 10% increase in five years. Beer, cider and flavored alcoholic beverages represent the leading market segment with over half of the overall market value. The EU represents almost 57% of the world alcoholic drinks market

The alcoholic beverages industry offers few opportunities for organic growth. The notoriously high costs of distribution and brand building have created huge barriers to entry—hence the importance of acquisitions. Consolidation continues as aggressive acquirers seek to demonstrate that they can wring value out of the companies they buy, especially if they have paid a premium.

The global spirits market grew by 3.2% in 2010 to reach a value of $262.5 billion. In 2015, the global spirits market is forecast to have a value of $306.4 billion, which would show a compound annual growth rate (CAGR) of 16.7% since 2010. The global spirits market grew by 2% in 2010 to reach a volume of 19.1 billion liters. In 2015, the global spirits market is forecast to have a volume of 21.2 billion liters, an increase of 10.9% since 2010. Whiskey is the largest segment of the global spirits market, accounting for 26.5% of the market's total value.

Spirit sales volumes in the U.S. witnessed healthy growth in 2012. Total distilled spirit sales volume rose to almost 206 million 9-liter cases, representing 3.6% gain versus 2011 (which saw a 2.6% increase over 2010). And overall spirits retail revenue growth (the combined dollar of off- and on-premise sales) also increased by a hefty 5.4% to $72.12 billion, an almost $3.7 billion jump over 2011.

The vodka category continues to dominate the spirits landscape in the U.S. The huge segment rose another 6.0% in 2012, following a 6.0% increase in 2011. Overall, the vodka segment added almost 4 million 9-liter cases to its 2012 total of approximately 70.43 million 9-liter cases. Vodka now represents approximately one-third of all spirits consumed in the U.S.

Our Competitive Position

The Company portfolio of distilled spirits competes with numerous ultra premium, premium, low-calorie, popular priced, non-alcoholic, and imported brands. The competing brands are produced by international, national, regional and local distillers and blend masters. The Company holds a ‘build and exit’ business mentality – its expertise lies in the strategic development and early growth of its brands establishing the Company’s assets as viable acquisition candidates for the major global spirits companies. While the Company’s goal is to sell brands individually as they mature, the acquisition of the Panache Distillery and its development there in allows for growth into that of a fully developed brand inclusive of a pipeline for production and a creation of more valuable acquisition target.

The Company’s products also compete with other alcohol beverages, including beer and wine, and thus their competitive position is affected by consumer preferences between and among these other categories.

Raw Materials and Other Supplies

The principal raw materials for the production, storage, and aging of our distilled products are corn, rye, malted barley, and sugar for our whiskies and vodkas, new or used oak barrels, and plastic and glass for bottles. These materials are generally readily available from a number of sources, except that new oak barrels are available from only a few sources. From time to time, these raw materials are affected by weather and other forces that may impact production and quality.

Due to aging requirements, production of whiskeys and other distilled spirits is scheduled to meet demand in the future. Accordingly, our inventories may be larger in relation to sales and total assets than would be normal for most other businesses.

Regulatory Environment

The production, storage, transportation, distribution, and sale of our products are subject to regulation by federal, state, local, and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits and fortified wines in whole or in part.

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the U.S. spirits industry with respect to production, blending, bottling, sales, advertising, and transportation of industry products. Also, each state in the United States regulates the advertising, promotion, transportation, sale, and distribution of such products. Similar regulatory regimes exist in most of our other major markets.

In many of the key markets for our business, distilled spirits are subject to federal excise taxes and/or customs duties, as well as state/provincial, local, and other taxes. Beverage alcohol sales could be adversely impacted by increases to excise tax rates, which are considered from time to time by U.S. states and municipalities and in other key markets for our business. The effect of any future excise tax increases in any jurisdiction cannot be determined, but any future excise tax increases could have an adverse effect on our business, financial condition, and results of operations.

Environmental Matters

The Company is subject to both U.S. and international laws and regulations relating to the protection of the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, and Superfund (the environmental program established in the Comprehensive Environmental Response, Compensation, and Liability Act to address hazardous waste sites), which imposes joint and severable liability on each potentially responsible party. Outside the U.S., we are subject to applicable multi-national, national, and local environmental laws and regulations in the countries in which we do business.

Customers

United States-Brands

The Company’s key customers are on and off premise partners. With a solid reputation in the on premise space, the focus in 2014 is on the growth of relationships in large chains and running programs to attract new consumers and cement brands and extend its customers to the in-home consumer. The focus on relationship growth and programming there in is best exemplified by growth of our sales achieved in the Publix Super Market franchise in Florida, where sales rose from 142 Cases in 75 stores in 2012 to 1,372 Cases in 125 stores in 2013, and we sold 3,340 Cases to 143 stores (every store in the State of Florida) at the end of Q1, 2014.

International-Brands

The Panache international customer base continues to grow with strong customer relationships in five international markets.  Investment in the further development of the international business is one of the tent pole initiatives of the 2014 Panache business strategy with a goal of developing an additional three to five markets in 2014. We believe that the growth of one international market similar to that of New York’s depletion of an expected 35,000 cases in 2014 will allow for positive cash flow, provide us with a case study value for brand equity purpose and allow for creation for a financing platform.

Panache Distillery LLC

Panache Distillery targets companies, like that of its own brands, who need full services in the production of its brands, want to produce in a capacity for growth and have experts dealing with their brands. The distillery is a full service facility capable of entering to contracts with trusted 3rd parties for services that require outsourcing.

Advertising, Marketing, and Promotion

Panache Beverages continues to differentiate itself in the spirits marketplace through its focus on developing strong brands with true consumer demand. The Company's philosophy has been to find gaps in the spirits landscape and bring products to market that satisfy unmet consumer needs. Most independent spirit companies overspend on trade related marketing. Panache has always believed that long-term brand viability lives with the consumer, not the trade. While trade marketing and trade support is critical, Panache has always believed that the greatest support we can offer our customers is through the creation of consumer demand. This approach has been most effective with the critical millennial consumer.

Marketing for our brands has always started with strong, clear brand positions and personalities, which differentiate our brands from others in the category and create a true consumer connection. We support the brand positioning with integrated campaigns that include advertising, digital marketing, PR and events. The trade is supported off premise (liquor stores, packaged goods stores) through traditional but creative point of sale programs while the on-premise (bars, clubs, restaurants) is supported through a proprietary support model.

Our overall philosophy is to create awareness of our brands that indexes far higher than our spend or our brands' size would indicate. Increasingly, given the measurable return on investment against the strategy and the impact on the millennial consumer, we invested significant capital in 2013 into developing interactive applications, data intrinsic for case studies that will attribute to expansion, depletion, and revenue. The allocation of significant resources to high engagement tactics in the digital and social media space is intended to be an investment that’s value will be used in calculating the multiplicity potential of a brands success in market. As of October 7th, 2013, Alibiwhiskey.com ranked 6th overall on a list of 21 of the most popular brown spirit websites. Brands surpassed by Panache's relatively new brand include Woodford Reserve, Crown Royal, Wild Turkey, and many other popular spirits.

Wodka Vodka

Wodka Vodka's humorous personality and groundbreaking "high quality/low price" brand positioning has been well documented in media ranging from the Wall Street Journal and Time Magazine to Maxim Magazine and CNBC. It’s been credited with creating a new, flourishing category of vodka built more on “function” than style.

Since its launch in 2010, Wodka has been known for its sometimes controversial, always relevant billboard campaigns juxtaposing something of perceived quality against something of perceived low pricing. There have been over 15 different national and regional campaigns since 2010. Marketing campaigns such as billboards are geo-targeted toward markets in which Wodka experiences success and popularity. In 2013, out of home campaigns were executed in New York, Florida, Texas, Washington State and California. These campaigns are developed to achieve significant public relations results and mass awareness beyond the billboard’s purchase reach.

Looking forward the brand’s marketing will see its first major re-fresh since its launch with the update of its website and marketing materials. The brand will continue to explore its humorous side but most marketing dollars will shift to the digital and social channels where Wodka will be able to target specific geographic areas to support while taking advantage of the cult status the brand and its creative campaigns.. The addition of a female ‘character’ in the marketing strategy and a digital/social application allowing consumers to create, share and post their own "quality/pricing" campaigns will be central focuses of the campaign in 2014. On trade, strong off-premise promotion highlighting the brand’s personality and its quality for price offering will be a major focus for the business.

Alibi American Whiskey

Marketing for Alibi launched in the second quarter of 2013 and has been focused on building the brand amongst the millennial consumer through discovery and peer to peer recommendations. Adopting a strategy recently validated in Forbes magazine (Seven Ways to Identify and Engage Brand Advocates 2/20/14), Alibi is targeting brand advocates ranging from Whiskey bloggers to bartenders to socially active consumers in an organic fashion and allowing them to adopt and become brand advocates.

The strategy is supported through its proprietary ‘Scandal’ application and website and bolstered by strategic investments with Facebook and Twitter as well as community management, influencer outreach and PR

The brand saw exponential growth in user engagement throughout 2013 as measured by scandal application downloads, sessions, web traffic and Twitter data. The investment in 2013 is expected to be realized via the extrinsic value reported by the brand valuation consultant retained by Panache in Q1, 2014.

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

The roll out of the brand's positioning in 2011 was an unqualified success and has led Panache to invest in a major packaging and design change developed after trade and consumer focus group testing. The current package is still being used in market and the brands developmental direction continues.

Old South Shine

In the first quarter 2014, Panache launched its first proprietary creation via the Panache distillery, a 153 proof clear spirit targeting the on and off premise market. With a focus on filling a void in the market place for a high proof vodka, the brand is expected to expand the Panache tastemaker base.

Engine Shop

Panache continues its retention of Engine Shop Agency as its marketing agency of record. Engine Shop is an experiential sports, entertainment, and lifestyle marketing agency that specializes in the strategic development and activation of integrated event-based platforms for both emerging brands and globally recognized Fortune 500 companies. With an emphasis on digital, social, & mobile extensions, Engine Shop creates deeper and broader engagement between brands and consumers

Employees

As of December 31, 2013, Panache employed nine full-time employees, four of whom were in sales. All employees are located in the United States. The sales force in 2013 expanded, placing full time sales and marketing personnel in Florida, Georgia, Texas, California, Washington, and New York. Employees were placed in target markets based on the maturity of the market and commitment from Panache distribution partners. The local teams are implementing our national sales marketing strategy at a regional level with a primary goal of driving depletions on and off-premise while supporting our distributor partners.

In 2014, the Sales and Marketing force will be mostly focused on growing the off-premise chain business.

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

Each of our brands holds a serial trademark number and each is registered to a separate entity. We currently hold three proprietary trademarks, Alchemia Polish Vodka, registered by Panache LLC; Alibi American Whiskey, registered by Alibi NYC LLC; and Fabryka Wodek Wieslaw Wawrzyniak Wodka Vodka, registered by Wodka LLC. In 2013 Panache IP Holdings Inc. was formed as the holding company for a number of trademarks, including Alibi Tequila, OGB (Old Grumpy Bastard Bourbon Whiskey), OGB American Whiskey, Alibi Bourbon, Alibi Vodka, Alibi Gin, and Alibi Infused.

History of Success

Panache USA, LLC, a processor of ours and now one of our subsidiaries, was formed by James Dale as the import company of record for the premium vodka, 42 BELOW Limited, a New Zealand corporation. At that time, 42 BELOW was a publically traded company in New Zealand but lacked traction in the most important liquor markets in the world, including the United States. Panache provided the marketing solution for 42 BELOW, and it became a brand available in 19 strategically selected states and was over-performing in top tier image accounts a year later. By mid-2005 42 BELOW was a major player in the business and was being noticed in the United States by major suppliers.

After noticing that 42 BELOW has replaced Grey Goose in numerous key accounts, Bacardi added 42 BELOW to a list of top threats to Grey Goose in the US. Shortly thereafter 42 BELOW was formally approached for global acquisition. At this stage Panache was responsible for over 50% of the total annual cases sold globally and was among the key driving factors in the success of the brand. These agreements were purchased as part of the sale of the 42 BELOW Public Company in December 2006.

During this time Panache was developing some of its current pipeline brands Alchemia Vodka and Alibi Whiskey with an eye toward developing a value brand, which became Wodka.

In 2013, Panache shifted its focus from importer to a 360 degree spirits development, sales and marketing company focusing on developing brands that fill voids in the current spirits market — brands with unique brand/product attributes and category positions. In 2009 Panache brought Wodka Vodka to market — a quirky, premium vodka with a value vodka price tag. Wódka was a hit drawing the attention of consumer and business media alike for its fresh positioning and innovative business strategy. Recently, following multiple features in Time Magazine, Forbes and Bloomberg BusinessWeek, Wodka Vodka has been anointed as the leader in the rapidly growing 'Cheap Premium' segment of the vodka category. Panache is focused on growing Wodka Vodka rapidly while maintaining the humble, egalitarian beginnings of the brand. We have recently entered into significant distribution agreements for Wodka, Old Shine and Alibi American Whiskey. Agreements include Premiere Beverage Company in Florida and Glazers Distributors in 12 states, Alabama, Arizona, Arkansas, Indiana, Illinois, Iowa, Louisiana, Mississippi, Ohio, Oklahoma, Tennessee and Texas.

Company History

Panache was incorporated in the State of Florida on December 28, 2004 under the name Biometrix International Inc. On May 30, 2007, the Company changed its name to BMX Development Corp. On August 19, 2011, the Company completed a stock exchange transaction with Panache LLC, a New York limited liability company and in connection with such transaction changed its name to Panache Beverage Inc. to more accurately reflect its business. We currently own 65.5% ownership of Wodka LLC (“Wodka”), a New York Limited Liability Company organized on August 14, 2009. Upon its organization, Panache assumed ownership of Wodka from a related party. Wodka imports vodka under the brand name Wodka for wholesale distribution to retailers located throughout the United States and internationally.

The stock exchange transaction involved two simultaneous transactions:

The majority shareholder of the Company delivered 2,560,000 shares of the Company’s common stock to James Dale, our current CEO, in exchange for total payments of $125,000 in cash; and

The Company issued to the Panache LLC members an amount equal to 17,440,000 new shares of the Company’s common stock in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache LLC from the Panache members.

In October 2013, the Company reincorporated in the State of Delaware.

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

Item 1A. Risk Factors

This item is not applicable to registrants that are not large accelerated filers, accelerated filers or well-known seasoned issuers.

Item 1B. Unresolved Staff Comments

This item is not applicable to registrants that are not large accelerated filers, accelerated filers or well-known seasoned issuers.

Item 2. Properties

On August 8th 2013 we entered into an agreement with Engine Shop LLC, having an office at 150 Fifth Avenue, 3rd Floor, New York, NY 10011, to sublease approximately 1,000 square feet of administrative space for $5,000 per month until January 30, 2018. We feel this is adequate for our present and planned future operations. We have the right to terminate the sublet agreement with 30 days’ notice.

We also own six acres of real property in New Port Richey, Florida where our distillery is located. This is a 60,000 square foot facility where we offer full integration of domestic distillation, bottling and sales operations and which currently has a capacity of 650,000 of nine liter cases of distilled spirits per annum. In August 2013 we purchased this property for $4,200,000, $3,500,000 of which was in the form of a secured promissory note, due August 23, 2016. This note is secured by a First Mortgage, Security Agreement, Assignment or Rents and Leases and Fixture Filing Agreement in favor of the sellers.

Item 3. Legal Proceedings

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

Pacific Edge Marketing Group, Inc. v. Panache Beverage, Inc., US District Court for the Central District of California, Case No. CV13-3957, & Panache Beverage, Inc. v. Pacific Edge Marketing Group, Inc., US District Court for the Southern District of New York, Civil Action No. 13-cv-04575. After Panache learned that Pacific Edge had changed the trade dress of its Gruven brand vodka to be confusingly similar to the Company’s Wodka brand vodka, the Company demanded that Pacific Edge cease the use of its infringing trade dress. In response, Pacific Edge preemptively filed an action for declaratory judgment in California federal court. The Company successfully moved to dismiss the California action, and it filed an action in New York federal court against Pacific Edge for violation of the Lanham Act and ancillary state law violations . The Company accepted Pacific Edge’s offer of judgment, which ended the case with a judgment in favor of the Company.

Natwest Finance Limited v. Julia Drew, et al. District Court of New South Wales, Australia, No. 2012/267599. In this action filed in August 2012, Natwest sued Drew seeking to collect on a debt Drew owed to two subsidiaries of the Company pursuant to a guaranty that had been assigned to Natwest. The Company became involved as a result of dispute over the alleged wrongful termination of a distribution agreement involving Pure Beverage Pty. Ltd, Drew and Natwest and conflicting claims over the ownership of product located in the UK. In November 2013, there was a settlement in the case which (a) resolved the dispute between Natwest and Drew, along with the dispute between the Company (and its subsidiaries) and Pure regarding ownership of the UK product; (b) confirmed Pure's ownership of the UK product; (c) included general releases between (1) Natwest, Drew and Pure, and (2) the Panache Parties, Drew and Pure (including claims under the distribution agreement); and (d) placed on each party the responsibility for paying their own costs. There remains outstanding certain claims between Natwest and the Company, but the Company expects to negotiate a settlement agreement with Natwest in accordance with the factoring agreement transfer of debt.

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

2012 and 2013	High	Low

Quarter Ended 3/31/2012	$1.98	$0.10
Quarter Ended 6/30/2012	$1.65	$1.01
Quarter Ended 9/30/2012	$1.30	$0.50
Quarter Ended 12/31/2012	$0.90	$0.43
Quarter Ended 3/31/2013	$0.98	$0.46
Quarter Ended 6/30/2013	$0.58	$0.25
Quarter Ended 9/30/2013	$0.40	$0.22
Quarter Ended 12/31/2013	$0.40	$0.27

Holders

As of April 8, 2014 there were 89 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		--	0
Equity compensation plans not approved by security holders	2,765,000	(1)	$1.00	1,235,000
	4,600,000	(2)	$0.50	0

(1) Represents options issued and outstanding under the Company’s 2012 Non-Qualified Stock Option Plan to members of management, employees consultants board members and the Company’s directors and includes options which have not yet vested.
(2) Represents warrants granted to a financial advisor which were not issued under a specific plan. Accordingly, the Company may enter into additional agreements or amend existing agreements that result in the issuance of additional warrants or options.

Transfer Agent

Guardian Registrar & Transfer, Inc., 7951 S.W. 6th Street, Suite 216, Plantation, Florida, 33324, is our transfer agent and registrar for our common stock.

Stock Repurchases

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

None.

Item 6. Selected Financial Data

The information to be reported under this item is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in the report on Form 10-K.

This management's discussion and analysis, as well as other sections of this report on Form 10-K may contain "forward-looking statements" that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions or projections. Any statement that is not a statement of historical fact is a "forward -looking statement", and in some cases, words such as “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, "project", "may", "plan", "seek", and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in prior and subsequent reports on Form 10-Q, Form 10-K, Form 8-k, and other filings). Panache Beverage, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations. Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Overview

Panache was incorporated in the State of Florida on December 28, 2004 under the name Biometrix International Inc. On May 30, 2007, the Company changed its name to BMX Development Corp. On August 19, 2011, the Company completed a stock exchange transaction with Panache LLC, a New York limited liability company and in connection with such transaction changed its name to Panache Beverage Inc. to more accurately reflect its business. We currently own 65.5% ownership of Wodka LLC (“Wodka”), a New York Limited Liability Company organized on August 14, 2009. Upon its organization, Panache assumed ownership of Wodka from a related party. Wodka imports vodka under the brand name Wodka for wholesale distribution to retailers located throughout the United States and internationally.

The stock exchange transaction involved two simultaneous transactions:

The majority shareholder of the Company delivered 2,560,000 shares of the Company’s common stock to James Dale, our current CEO, in exchange for total payments of $125,000 in cash; and

The Company issued to the Panache LLC members an amount equal to 17,440,000 new shares of the Company’s common stock in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache LLC from the Panache members.

In October 2013, the Company reincorporated in the State of Delaware.

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

Recent Developments

In the summer of 2013 the Company terminated its exclusive importation agreement with Domaine Select Wine Estates (DSWE) for Wodka Vodka, making the Company the importer of record for Wodka Vodka as well as the registered agent for Alibi American Whiskey. This upward integration offers Panache the autonomy to tailor national pricing and programming, as well as creates the potential to generate additional profit. The process in 2013 of achieving mobility as our own importer was costlier and more time consuming than anticipated. The Development of the distribution network is expected to result in an increase in sales depletion for Wodka and Alibi by distributors in Q2, 2014.

On August 23, 2013, Panache Distillery, LLC ("PDL"), a wholly owned subsidiary of the Company, closed on an Asset Purchase Agreement with Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC, (collectively the "Sellers"), pursuant to which, PDL acquired all right, title and interest in and to certain assets owned by the Sellers located at 11807 Little Road, New Port Richey, Florida. This property includes land, buildings and machinery used in the distillation, bottling and sales operations (the “Purchased Assets”). As consideration, PDL paid to the Sellers a total purchase price of $4,200,000, of which $700,000 was paid in cash at the closing and the remaining $3,500,000 was paid in the form of a promissory note (the “Note). The Note accrues interest at a rate of 6%, payable in semiannual installments of interest only, is prepayable without penalty, and is due thirty-six months from the date of execution. The Note is secured by a first lien Purchase Money Mortgage and Security Agreement secured by the Purchased Assets.

On December 3, 2013, the Company announced that it was creating two new liquor brands, OGB Whiskey and Spirytus Vodka, at its New Port Richey, Florida distillery. The Company recently created Old South Shine Clear Spirit and in March of 2014, Old South Shine LLC entered into a Florida distribution agreement with Premier Beverage Company. On March 18, 2014, the Company announced the intention to release an entire line of spirits under the Old Grumpy Bastard brand. The brand's line will feature premium value expressions of American-made whiskey, vodka, gin, white rum, dark rum and tequila with a suggested retail price of $15.99 per 750ml bottle and launched late Q3 in select markets including New York, Florida and Texas. Spirytus Vodka is scheduled to launch in Q2.

Results of Operations for the Years Ended December 31, 2013 and 2012

Revenues

Net revenues increased $403,206 or 12% to $3,694,020 for the year ended December 31, 2013 from $3,290,814 for the year ended December 31, 2012. We generate our revenues from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales discounts by $0 and $59,079 during 2013 and 2012, respectively.

The increase in revenues from 2013 to 2012 was due primarily to successful implementation of our Wodka marketing and sales strategies, as well as to the continued growth of our Alibi brand in 2013.

We expect sales to increase during 2014 through the vertical integration provided by the distillery acquisition and the expansion of the Company’s sales and marketing infrastructure.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products including product delivery, broker fees and direct labor. Cost of goods sold was $2,537,248, or 69% of revenue, and $2,129,240, or 65% of revenue, for the years ended December 31, 2013 and 2012, respectively.

The increase in cost of goods sold during 2013 was attributable to the growth in revenue. The increase in costs of goods sold as a percentage of revenue is mostly due to costs associated with the transition to becoming our own importer of Wodka Vodka and the agent for Alibi American Whiskey.

Expenses

Operating expenses increased 27% in 2013 to $6,214,203 from $4,889,472 in 2012. The increase in operating expenses in 2013 was primarily attributable to an increase in professional fees of $666,968 and consulting expenses of $318,067. The surge in professional fees was due to higher than usual legal costs attributed to the acquisition of the distillery, defense of Wodka's trade dress, creation of new holding companies, the change of domicile of the Company to Delaware from Florida, the modification of governing documents, investment into intellectual property, and the settlement of legal matters and proceedings. The increase in consulting expenses was attributable to non-cash expenses linked to the graded vesting of warrants issued to the financial advisor. Additionally, general & administrative expenses increased $261,854 from 2012 to 2013 due to investment in human capital and resulting higher head count, non-cash stock compensation expense relating to employee stock warrants issued in 2012, new insurance and pre-launch activity at Panache Distillery in 2013.

Net Loss

The Company’s net loss for stockholders was $4,582,669 and $3,267,065 for the years ended December 31, 2013 and 2012, respectively. The increase in the net loss of $1,215,604 was attributable to the increases in interest expense and in operating expenses, which included non-cash expenses of $1,228,500 resulting from the graded vesting of warrants granted primarily in 2012 to employees and external professionals for services rendered, as well as from issuing shares of common stock. The employee grants resulted in retaining cash and further incentive for a vested interest by employees.

Liquidity and Capital Resources

Cash flows used in operating activities were $5,058,813 and $3,738,579 for the years ended December 31, 2013 and 2012, respectively. Negative cash flows in 2013 were due primarily to the net loss of $4,582,669, the loss allocated to non-controlling interests of $716,382, and restrictions on cash stemming from loans from Consilium Corporate Recovery Master Fund, Ltd., which decreased cash flows from operations by $1,342,158. These uses of cash were offset by a decrease in accounts receivable of $1,210,493 and non-cash expenses of $1,228,500 related to the issuance of stock and warrants to employees and external professionals.

Negative cash flows from operations in 2012 were due primarily to the net loss of $3,267,065, plus the loss allocated to non-controlling interests of $620,670 and changes in asset and liabilities of $1,330,073. These uses of cash were offset by non-cash expenses of $744,935 paid for by issuing stock and warrants to employees and external professionals for services rendered and other non-cash expenses of $734,294.

Investing activities provided cash flows of $72,697 due to the sale of fixed assets offset by the purchase of property and equipment. Cash flows used in investing activities in 2012 were due to the purchase of equipment.

Cash flows provided by financing activities were $4,321,788 and $4,311,208 during 2013 and 2012, respectively. Positive cash flows from financing activities in 2013 were due primarily due to the proceeds of $5,400,000 from the issuances of long term debt partially offset by the decrease in due to factor of $695,820. Positive cash flows from financing activities in 2012 were due primarily to proceeds of $1,147,500 from sales of common stock and net proceeds of $1,916,500 from long term debt financing. Positive cash flows also resulted from net proceeds of $691,027 from factoring accounts receivable, net proceeds of $417,062 from notes payable, and net proceeds of $239,119 from related party loans.

As of December 31, 2013, there was cash on hand of $1,992,008, including restricted cash. In 2014, we may seek additional funding of up to $1,000,000 for working capital. The funds might be needed for:

•	Securing an ample supply of bulk spirits for Panache Distillery;
•	Launching production and marketing for our recently announced new brands: Old South Shine, Old Grumpy Bastard (OGB), Spirytus;
•	Covering possible earnings shortfall at Panache Distillery resulting from government shutdowns and delays in licensing and approvals;
•
Covering potential Alibi and Wodka revenue deficits caused by unanticipated delays in entering into distributor agreements as our own importer and unwinding short fallings of the prior importer of record;

•	Investing in human capital to facilitate revenue growth and increase visibility of our brands, services, and assets nationwide; and
•	Covering expenses stemming from past year's litigation (in case of revenue shortfall)

In the past we have funded our cash needs with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

•	Curtail launch of new products and lines of business
•	Forgo opportunities to secure supply of bulk spirits and to enter into certain agreements at Panache Distillery
•	Limit our future marketing efforts to areas that we believe would be the most profitable.

We specialize in production, development, global sales and marketing of spirits brands. Our success will be dependent upon implementing our plan of operations and risks associated with that business plan. The key element of the plan is to increase and diversify our revenue streams by strengthening overall market position of the Company as a cost-effective and efficient vertically-integrated distiller, supplier, and importer of its own and third-party brands. Demand for our products and services will be dependent on, among other things, market acceptance of our products and services, our brands’ recognition, distilled spirits market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may be adversely affected by our competitors and prolonged recession periods. Timing of our achievement of revenue goals will determine whether there is a necessity for a capital infusion.

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

Inventory

Inventory, consisting of finished goods and raw materials, is stated at the lower of cost of market, with cost determined by the first-in, first-out method. Inventory consists of cases of bottled spirits, dry goods and bulk citrus.

Income taxes

Income taxes are provided in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. No provision for income taxes has been made for the years ended December 31, 2013 and 2012 due to the Company’s loss position. The Company has fully reserved its deferred tax assets due to the uncertainty of the Company’s ability to generate net income in the future.

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

Item 8. Financial Statements and Supplementary Data

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

PANACHE BEVERAGE, INC.

 TABLE OF CONTENTS

DECEMBER 31, 2013 AND 2012

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Panache Beverage, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Panache Beverage, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panache Beverage, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has limited working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 18. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 21, 2014

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$49,850	$714,178
Restricted cash	1,942,158	600,000
Accounts receivable – net	173,803	1,384,296
Inventory	1,121,923	94,696
Prepaid expenses and other current assets	441,830	100,301
Total Current Assets	3,729,564	2,893,471

Property and Equipment - net	3,450,551	10,981

TOTAL ASSETS	$7,180,115	$2,904,452

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,219,419	$1,054,544
Due to factor	312,500	1,008,320
Notes payable	33,187	295,062
Loans payable – related parties	498,231	618,748
Accrued interest	153,305	54,946
Other current liabilities	619,612	569,087
Total Current Liabilities	2,836,254	3,600,707

Long term debt	11,210,667	2,100,000

Total Liabilities	14,046,921	5,700,707

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 and 200,000,000 shares authorized as of December 31, 2013 and December 31, 2012, respectively; 27,055,891 and 26,760,891 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	27,056	26,761
Additional paid in capital	4,191,572	3,212,623
Additional paid in capital - warrants	483,373	234,117
Accumulated (deficit)	(10,366,003)	(5,783,334)
Total Stockholders' Deficit	(5,664,002)	(2,309,833)
Non-controlling interests	(1,202,804)	(486,422)
Total Equity (Deficit)	(6,866,806)	(2,796,255)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7,180,115	$2,904,452

See accompanying consolidated note to financial statements.

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2013	2012

REVENUES - NET	$3,694,020	$3,290,814

COST OF GOODS SOLD	2,537,248	2,129,240

GROSS PROFIT	1,156,772	1,161,574

OPERATING EXPENSES
Advertising and promotion	1,042,284	964,442
Consulting	712,526	394,459
Professional fees	1,737,077	1,070,109
General and administrative	2,722,316	2,460,462
TOTAL OPERATING EXPENSES	6,214,203	4,889,472

LOSS FROM OPERATIONS	(5,057,431)	(3,727,898)

OTHER EXPENSE
Interest expense	(702,371)	(132,998)
Interest income	207	-
Gain on disposal of fixed assets	100,609	-
Gain on legal settlements	224,674	-
Gain (loss) on extinguishment of debt	135,261	(26,839)
TOTAL OTHER EXPENSE	(241,620)	(159,837)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(5,299,051)	(3,887,735)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	716,382	620,670

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,582,669)	(3,267,065)

PROVISION FOR INCOME TAXES	-	-

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(4,582,669)	$(3,267,065)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.17)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,022,028	26,137,361

See accompanying consolidated note to financial statements.

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
AS OF DECEMBER 31, 2013

	Common Stock		Additional Paid in	Common Stock	Treasury	Accumulated	Total Stockholders' Equity	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Stock	Deficit	(Deficit)	Interests	(Deficit)

Balance, January 1, 2012	25,107,891	$25,108	$1,303,412	$163,097	$-	$(2,516,269)	$(1,024,652)	$(123,696)	$(1,148,348)

Capital contributions	-	-	-	-	-	-	-	257,944	257,944

Common stock and warrants issued for $0.50 per share	120,000	120	99,761	20,119	-	-	120,000	-	120,000

Common stock and warrants issued for $1.00 per share	590,000	590	631,712	105,198	-	-	737,500	-	737,500

Common stock & warrants issued for services rendered	487,000	487	487,213	8,351	-	-	496,051	-	496,051

Common stock issued to satisfy debt	150,000	150	149,850	-	-	-	150,000	-	150,000

Shares repurchased	-	-	-	-	(150,000)	-	(150,000)	-	(150,000)

Treasury shares sold	-	-	-	-	50,000	-	50,000	-	50,000

Treasury shares retired	(100,000)	(100)	(99,900)	-	100,000	-	-	-	-

Warrants from debt issuance	-	-	-	14,449	-	-	14,449	-	14,449

Warrants exercised	230,000	230	337,506	(47,736)	-	-	290,000	-	290,000

Warrants modified	-	-	(148,395)	148,395	-	-	-	-	-

Warrants expired	-	-	177,756	(177,756)	-	-	-	-	-

Stock-based compensation	-	-	248,884	-	-	-	248,884	-	248,884

Issuance of shares from stock-based compensation	176,000	176	(176)	-	-	-	-	-	-

Beneficial interest in conversion feature of convertible debt	-	-	25,000	-	-	-	25,000	-	25,000

Net loss for the period ended December 31, 2012	-	-	-	-	-	(3,267,065)	(3,267,065)	(620,670)	(3,887,735)

Balance, December 31, 2012	26,760,891	26,761	3,212,623	234,117	-	(5,783,334)	(2,309,833)	(486,422)	(2,796,255)

Common stock issued for services rendered and dispute resolution	260,000	260	145,740	-	-	-	146,000	-	146,000

Warrants vested for services rendered	-	-	-	475,020	-	-	475,020	-	475,020

Warrants expired	-	-	225,764	(225,764)	-	-	-	-	-

Stock-based compensation	-	-	607,480	-	-	-	607,480	-	607,480

Issuance of shares from stock-based compensation	35,000	35	(35)	-	-	-	-	-	-

Net loss for the period ended December 31, 2013	-	-	-	-	-	(4,582,669)	(4,582,669)	(716,382)	(5,299,051)

Balance, December 31, 2013	27,055,891	$27,056	$4,191,572	$483,373	$-	$(10,366,003)	$(5,664,002)	$(1,202,804)	$(6,866,806)

See accompanying consolidated note to financial statements.

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,582,669)	$(3,267,065)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(716,382)	(620,670)
Depreciation	5,009	6,499
Bad debt expense	-	430,402
Gain on disposal of fixed assets	(100,609)	-
Loss on extinguishment of debt attributable to loan discount	-	14,449
Amortization of loan discount	-	25,000
Stock issued and warrants vested for services rendered	621,020	496,051
Stock-based compensation	607,480	248,884
Advertising expense from capital contribution	-	257,944
Changes in assets and liabilities:
Restricted cash	(1,342,158)	(600,000)
Accounts receivable	1,210,493	(1,384,611)
Inventory	(943,894)	(52,973)
Prepaid expenses	(341,529)	6,360
Accounts payable	164,875	454,147
Consulting fees payable – related party	-	(2,705)
Accrued interest	309,026	16,086
Other current liabilities	50,525	233,623
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,058,813)	(3,738,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(995,053)	(10,915)
Proceeds from sale of property and equipment	1,067,750	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	72,697	(10,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	22,861	597,700
Repayments of notes payable	(284,736)	(180,638)
Proceeds from loans payable – related parties	69,758	246,801
Repayments of loans payable – related parties	(190,275)	(7,682)
Net (decrease) increase in due to factor	(695,820)	691,027
Proceeds from long term debt and related stock warrants	5,400,000	2,100,000
Repayments of long term debt	-	(183,500)
Proceeds from issuance of stock and warrants	-	1,147,500
Repurchase of treasury stock	-	(100,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,321,788	4,311,208

NET INCREASE (DECREASE) IN CASH	(664,328)	561,714
Cash, beginning of period	714,178	152,464
Cash, end of period	$49,850	$714,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$604,012	$91,912

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued and warrants vested for services rendered	$621,020	$1,508,502
Debt financed inventory purchases	$83,333	$-
Debt financed property and equipment purchases	$3,416,667	$-
Capitalization of accrued interest into debt principal	$210,667	$-
Capital contribution – Advertising services	$-	$257,944
Conversion of accounts payable to notes payable - related party	$-	$21,000
Conversion of debt to stock	$-	$150,000

See accompanying consolidated note to financial statements.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Panache was incorporated in the State of Florida on December 28, 2004 under the name Biometrix International Inc. On May 30, 2007, the Company changed its name to BMX Development Corp.

On August 19, 2011, the Company completed a stock exchange transaction with Panache LLC, a New York limited liability company and in connection with such transaction changed its name to Panache Beverage Inc. to more accurately reflect its business.  We currently own 65.5% ownership of Wodka LLC (“Wodka”), a New York Limited Liability Company organized on August 14, 2009. Upon its organization, Panache assumed ownership of Wodka from a related party. Wodka imports vodka under the brand name Wodka for wholesale distribution to retailers located throughout the United States and internationally.

The stock exchange transaction involved two simultaneous transactions:

The majority shareholder of the Company delivered 2,560,000 shares of the Company’s common stock to James Dale, our current CEO, in exchange for total payments of $125,000 in cash; and

The Company issued to the Panache LLC members an amount equal to 17,440,000 new shares of the Company’s common stock in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache LLC from the Panache members.

In October 2013, the Company reincorporated in the State of Delaware.

Alibi NYC, LLC (“Alibi”) was organized as a limited liability company in the State of New York on May 17, 2007 and remained dormant until it conducted its first business operations during the first quarter of 2012.

Panache Distillery, LLC (“Panache Distillery”) was organized as a limited liability company in the State of Florida on February 20, 2013 as a wholly owned subsidiary of Panache Beverage, Inc.   On August 23, 2013, Panache Distillery closed on the purchase of a distillery in New Port Richey, Florida for a total purchase price of $4,200,000, of which $700,000 was paid in cash at closing and the remaining $3,500,000 shall be payable in the form of a Promissory Note to be held by the sellers. The distillery will offer full integration of domestic distillation, bottling and sales operations.

Panache IP Holdings, Inc. (“IP Holdings”) was organized as a domestic corporation in the State of Delaware on September 26, 2013 as a wholly owned subsidiary of Panache Beverage, Inc. IP Holdings was established to preserve the Company’s patented intellectual property and trademarks. As of December 31, 2013, IP Holdings is dormant with no activity.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Basis of presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

Accounting basis

The Company uses the accrual basis of accounting and US GAAP.  The Company has adopted a December 31 fiscal year end.  Certain reclassifications were made to the 2012 financial statements presentation in order to conform to the 2013 presentation.  Such reclassifications had no effect on reported income.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, inventory, prepaid expenses, accounts payable, due to factor, notes payable, loans payable – related parties, accrued interest, and other current liabilities.  The carrying amount of these financial instruments approximates fair value due either to the length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in the financial statements.

Cash equivalents

Cash equivalents include bank demand deposits and all highly liquid investments with original maturities of three months or less. Restricted cash of $200,150 and $0 was held in escrow as collateral for a bond on Panache Distillery as of December 31, 2013 and 2012, respectively. Restricted cash of $1,742,008 and $600,000 was held in escrow pursuant to loan agreements described in Note 9 - Long Term Debt as of December 31, 2013 and 2012, respectively.

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

Inventory

Inventory, consisting of finished goods and raw materials, is stated at the lower of cost of market, with cost determined by the first-in, first-out method.  Inventory consists of cases of bottled spirits, dry goods and bulk citrus.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Depreciation of property and equipment, other than land, is provided commencing when the property and equipment is put in service utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings and improvements	15 - 39 years
Distillery equipment	7 years
Office equipment	3 - 7 years
Vehicles	5 years

Leasehold improvements are amortized over the shorter of the lease or the estimated useful life of the improvement.  Depreciation expense was $5,009 and $6,499 for years ended December 31, 2013 and 2012, respectively.

Income taxes

Income taxes are provided in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  No provision for income taxes has been made for the years ended December 31, 2013 and 2012 due to the Company’s loss position.  The Company has fully reserved its deferred tax assets due to the uncertainty of the Company’s ability to generate net income in the future.  See Note 15 - Income Taxes.

The Company recognizes and measures its unrecognized tax benefits in accordance with generally accepted accounting principles concerning income taxes.  Under the guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  The measurement of unrecognized tax benefits is adjusted when new information is available, or when an event occurs that requires a change.  Tax years through 2010 are closed to further assessment by the Internal Revenue Service.  It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2013, there have been no interest or penalties incurred on income taxes.

Revenue recognition

We recognize revenue when title and risk of loss pass to the customer, typically when the product is shipped.  Some sales contracts contain customer acceptance provisions that grant a right of return.  Under these provisions, customers can return products that are not merchantable and fit and suitable for their intended use, are not of the same premium quality as products currently in existence, or are defectively packaged, bottled or labeled.  Customers may also return any product that does not comply with all applicable laws and regulations.  We record revenue net of the estimated cost of sales returns and allowances.  Gross revenue was reduced due to sales returns and allowances by $6,778 and $30,576 during 2013 and 2012, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Sales discounts are recorded as a reduction of revenues and totaled $0 and $59,079 for years ended December 31, 2013 and 2012, respectively.

From time to time the Company provides incentives to its customers in the form of free product.  The costs associated with producing this product is included as an expense in costs of goods sold.  No revenue is recognized with respect to such product giveaways.  The Company gave away product costing $0 and $1,440 during 2013 and 2012, respectively.

Excise taxes

Our sales are subject to excise taxes, which we collect from our customers and remit to governmental authorities. We present these taxes on a net basis in the consolidated statement of operations.

Advertising

Advertising costs are expensed as incurred and aggregated $1,042,284 and $964,442 for the years ended December 31, 2013 and 2012, respectively.

Wodka received advertising services in the form of out of home media space from a related party who holds a non-controlling interest in Wodka.  The Company recorded advertising expense and capital contributions from non-controlling interests of $0 and $257,944 in relation to this arrangement for the years ended December 31, 2013 and 2012, respectively.

Shipping and handling

The costs of shipping and handling are included in cost of goods sold. Shipping and handling charges billed to customers offset cost of goods sold.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 2 – ACCOUNTS RECEIVABLE – (Continued)

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management review of outstanding balances, an allowance for doubtful accounts of $0 and $430,402 was recorded as of December 31, 2013 and 2012.

Bad debt expense of $0 and $430,402 was recognized for the years ended December 31, 2013 and 2012, respectively.

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services. The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services. The Company recognized $144,417 and $423,693 of professional fee expense in relation to these agreements for the years ended December 31, 2013 and 2012, respectively. Prepaid expenses relating to these agreements were $0 and $43,918 as of December 31, 2013 and December 31, 2012, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Land	$144,745	$-
Buildings and improvements	754,961	-
Distillery equipment	2,491,782	-
Office equipment	45,180	12,088
Vehicles	21,659	1,659
Leasehold improvements	5,000	5,000
	3,463,327	18,747
Less: accumulated depreciation	(12,776)	(7,766)
Net property and equipment	$3,450,551	$10,981

On August 23, 2013, Panache Distillery, pursuant to an Asset Purchase Agreement, acquired all right, title and interest in and to certain assets owned by the Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC, (collectively the "Sellers") located at 11807 Little Road, New Port Richey, Florida. This property includes land, buildings, and machinery used in the distillation, bottling and sales operations.  As consideration, Panache Distillery paid to the Sellers a total purchase price of $4,200,000, of which $700,000 was paid in cash and the remaining $3,500,000 is payable in the form of a Promissory Note to be held by the Sellers.  This property is expected to be producing product by the end of first quarter 2014.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 5– FACTORING AGREEMENT

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

The combined balance due to the factors as of December 31, 2013 and December 31, 2012 was $312,500 and $1,008,320, respectively. Factor expense charged to operations for the years ended December 31, 2013 and 2012 amounted to $179,844 and $120,573, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

On June 11, 2013, the Company borrowed $22,860 from a third party at an interest rate of 7.20% per annum. The loan was used to finance directors’ and officers’ insurance and is due in nine equal monthly payments of $2,617. The balance of this loan was $5,187 as of December 31, 2013.

On November 15, 2012, Wodka borrowed $16,875 from a third party at an interest rate of 7.25% per annum. The loan was used to finance credit insurance and is due in three equal payments of $5,796 due December 15, 2012, March 15, 2013 and June 15, 2013. The Company repaid the loan in full on June 15, 2013. The balance of this loan was $0 and $11,283 as of December 31, 2013 and 2012, respectively.

On October 10, 2012, Alibi borrowed $300,000 from a third party via a Convertible Promissory Note (“Note”) maturing on October 31, 2013 with an interest rate of 15% per annum. The Note provided the holder with 120,000 warrants to purchase the Company’s common stock at a strike price of $1.25 and the option to convert the outstanding principal and interest of the Note into the Company’s common stock at a conversion price of $1.25. On December 17, 2012, the Company purchased the Note, stock warrants, and applicable accrued interest for $172,500 and 150,000 shares of the Company’s common stock. The balance of the loan on December 31, 2013 and 2012 was $0.

On September 14, 2012, the Company borrowed $250,000 from a third party for working capital purposes payable on January 15, 2013. Per the agreement, interest of $25,000 was paid via regular payments through the term of the loan. The Company repaid the loan in full on January 15, 2013. The balance of the loan as of December 31, 2013 and 2012 was $0 and $248,145, respectively.

On June 11, 2012, the Company financed its directors and officers insurance for $22,500 over nine monthly payments of $2,575 at 7.1%. The Company repaid the loan in full in 2013. The balance of the loan as of December 31, 2013 and 2012 was $0 and $7,633, respectively.

On August 11, 2011, the Company borrowed $28,000 from a third party for working capital purposes. The loan is non-interest bearing and payable on demand. The balance of this loan was $28,000 as of December 31, 2013 and December 31, 2012.

NOTE 7 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of December 31, 2013 and 2012.  The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan will not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

On July 10, 2012, the Company entered into a loan agreement with its chief executive officer and majority shareholder whereby it borrowed $150,000 at an interest rate of 24% per annum. The loan agreement provided the chief executive officer with the option to convert the outstanding loan balance into shares of Panache Beverage, Inc. common stock at $1.00 per share. The loan agreement also allowed the Company to borrow an additional $50,000 under the same terms, which the Company did on August 16, 2012. Per the terms of the agreement, the loan was to be repaid within four months of its commencement. The Company repaid the loan on February 14, 2013. The balance of the loan as of December 31, 2013 and 2012 was $0 and $191,960, respectively.

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

The Company had additional loans payable to related parties totaling $253,231 and $181,788 at December 31, 2013 and 2012, respectively. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Commissions payable	$-	$171,778
Excise taxes payable	75,954	75,954
Customer deposits	9,561	115,464
Accrued salaries	330,374	138,900
Deferred revenue	100,000	-
Accrued expenses and other liabilities	103,723	66,991
Total other current liabilities	$619,612	$569,087

NOTE 9 – LONG TERM DEBT

On August 22, 2013, pursuant to an Amendment to the Asset Purchase Agreement for the purchase of the Panache Distillery previously executed on May 15, 2013 between the parties, the Company issued a promissory note for $3,500,000 to Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC (“the Sellers”) due on August 22, 2016 and bearing interest at 6% per annum.   Interest is payable semiannually in arrears.  The promissory note is secured by a first lien Purchase Money Mortgage and Security Agreement secured by the Purchased Assets.  The balance of this note as of December 31, 2013 was $3,500,000.

On May 9, 2013, Panache Beverage, Inc. issued a promissory note to Consilium Corporate Recovery Master Fund, Ltd, which resulted in gross proceeds of $4,000,000 before fees and other expenses associated with the transaction (the “$4,000,000 Note”). The note bears interest at 8% per annum with interest payable quarterly in arrears starting on March 31, 2014.  Interest accrued through December 31, 2013 was capitalized and added to the principal.  A final payment of all principal due under the promissory note, plus accrued interest to date, shall be made on May 9, 2016.  On December 31, 2013, the Company capitalized $210,667 of interest into the principal of the note.  The balance of the note as of December 31, 2013 was $4,210,667.  The Company agreed to retain a portion of this loan in escrow to be released in accordance with annual budgets approved by the lender.  In March 2014, the Company and Consilium Corporate Recovery Master Fund, Ltd entered into an agreement that extended the maturity date of the $4,000,000 Note to May 9, 2017.

On February 14, 2013, pursuant to a Term Loan Agreement dated February 14, 2013 (“2013 Loan Agreement”) between the parties, the Wodka issued a promissory note for $1,400,000 to Consilium Corporate Recovery Master Fund, LTD due on February 14, 2016 and bearing interest at 12% per annum (the “$1,400,000 Note”).  Interest is payable quarterly in arrears.  The Company is using the proceeds to fund operations and repay existing debt.  The Company pledged its tangible and intangible assets pursuant to the 2013 Loan Agreement and agreed to retain $800,000 of the proceeds in escrow to be released in accordance with annual budgets approved by the lender.  In March 2014, the Company and Consilium Corporate Recovery Master Fund, Ltd entered into an agreement that extended the maturity date of the $1,400,000 Note to May 9, 2017.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 9 – LONG TERM DEBT – (Continued)

On December 21, 2012, pursuant to a Term Loan Agreement (“Loan Agreement”) between the parties, the Company issued a promissory note for $2,100,000 to Consilium Corporate Recovery Master Fund, Ltd. due on December 31, 2015 and bearing interest at 12% per annum (the “$2,100,000 Note”).  Interest is payable quarterly in arrears.  The Company is using the proceeds to fund operations and repay existing debt.  The Company pledged its tangible and intangible assets pursuant to the Loan Agreement and agreed to retain $600,000 of the proceeds in escrow to be released in accordance with annual budgets approved by the lender.  Concurrent with the issuance of the note, the managing director of Consilium Investment Management, LLC (“Consilium”) was appointed to the Board of Directors of the Company.  The balance of this note as of December 31, 2013 and 2012 is $2,100,000.  In March 2014, the Company and Consilium Corporate Recovery Master Fund, Ltd entered into an agreement that extended the maturity date of the $2,100,000 Note to May 9, 2017.

The Company assumed an unsecured promissory note agreement with an individual lender in the amount of $128,500 at an annual interest rate of 24%, due upon the mutual agreement of the parties.  The loan was transferred into Wodka from a related entity as a deemed distribution.  The Company borrowed an additional $55,000 from this individual lender under the same terms.  The additional proceeds were used to fund operations.  The loan was personally guaranteed by a related party.  Panache Beverage, Inc. purchased the loan from the individual investor on December 31, 2012.  The Company’s obligation under this loan is $0 as of December 31, 2013 and 2012.

On January 1, 2012, the Company engaged this individual lender to provide business advisory services in exchange for 100,000 shares of common stock.

Future maturities of debt as of December 31, 2013 are as follows:

For the year ended:
December 31, 2014	$531,418
December 31, 2015	-
December 31, 2016	3,500,000
December 31, 2017	7,710,667
December 31, 2018	-
$11,742,085

NOTE 10 – RELATED PARTY TRANSACTIONS

On May 9, 2013, Panache Beverage, Inc. issued a promissory note to Consilium Corporate Recovery Master Fund, which resulted in gross proceeds of $4,000,000 before fees and other expenses associated with the transaction. The note will bear interest at 8% per annum with interest payable quarterly in arrears starting on March 31, 2014. Interest accrued through December 31, 2013 shall be capitalized and added to the principal. A final payment of all principal due under the promissory note, plus accrued interest to date, shall be made on May 9, 2016. On December 31, 2013, the Company capitalized $210,667 of interest into the principal of the note. The balance of the note as of December 31, 2013 is $4,210,667.

On February 14, 2013, pursuant to a Term Loan Agreement dated February 14, 2013 (“2013 Loan Agreement”) between the parties, Wodka issued a promissory note for $1,400,000 to Consilium Corporate Recovery Master Fund, LTD due on February 14, 2016 and bearing interest at 12% per annum. Interest is payable quarterly in arrears. The Company is using the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the 2013 Loan Agreement and agreed to retain $800,000 of the proceeds in escrow. The balance of the note as of December 31, 2013 is $1,400,000.

In 2013, MGR Eventures, a company owned by an executive of the Company, organized a number of marketing events and created focused brand opportunities for Alibi and Wodka by supplying operations, programming and an audience. The Company paid $23,000 to MGR Eventures for services rendered in 2013.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS – (Continued)

On December 21, 2012, pursuant to a Term Loan Agreement (“Loan Agreement”) between the parties, the Company issued a promissory note for $2,100,000 to Consilium Corporate Recovery Master Fund, Ltd. due on December 31, 2015 and bearing interest at 12% per annum.  Interest is payable quarterly in arrears.  The Company is using the proceeds to fund operations and repay existing debt.  The Company pledged its tangible and intangible assets pursuant to the Loan Agreement and agreed to retain $600,000 of the proceeds in escrow.  Concurrent with the issuance of the note, the managing director of Consilium was appointed to the Board of Directors of the Company.  The balance of the note as of December 31, 2013 and 2012 was $2,100,000.

On February 14, 2013, the Company issued Consilium warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years.  The warrants vest in eight equal tranches every six months over the consulting period.  The exercise of the warrants is limited pursuant to a blocker provision contained in the warrants so that the warrants may only be exercised to extent that Consilium’s beneficial ownership does not exceed 4.99% of the issued and outstanding shares of common stock after taking into account the exercise of the warrant. Such amount may be increased or decreased by Consilium upon 61 days prior written notice to the Company.  The warrants expire on February 14, 2018.  The Company valued the stock warrants at $740,968 using the Black Scholes model.

On December 21, 2012, the Company also issued Consilium warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years.  The warrants vest in eight equal tranches every six months over the consulting period.  The exercise of the warrants is limited pursuant to a blocker provision contained in the warrants so that the warrants may only be exercised to extent that Consilium’s beneficial ownership does not exceed 4.99% of the issued and outstanding shares of common stock after taking into account the exercise of the warrant. Such amount may be increased or decreased by Consilium upon 61 days prior written notice to the Company.  The warrants expire on December 21, 2017.  The Company valued the stock warrants at $1,229,304 using the Black Scholes model.

The Company has recognized $474,559 and $8,351 of consulting expense in relation to these warrant agreements with Consilium for consulting services for the year ended December 31, 2013 and 2012 respectively.

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009.  The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations.  The loan balance of $245,000 was outstanding as of December 31, 2013 and December 31, 2012.

In addition, the Company received various loans from related parties to fund operations.  The related party loans totaled $253,231 and $181,788 at December 31, 2013 and 2012, respectively, and are unsecured and non-interest bearing with no stated payment terms.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On May 2, 2013, the Company settled its dispute with Incubrands Spirits Group (“Incubrands”) concerning an equity agreement with a predecessor of the Company dated April 30, 2007. Per the terms of the settlement, the Company agreed to pay Incubrands 40,000 shares of the Company’s common stock and $84,000 payable over ninety days. As of December 31, 2013, the dispute amount has been paid off in full.

On August 8th 2013 we entered into an agreement with Engine Shop LLC, having an office at 150 Fifth Avenue, 3rd Floor, New York, NY 10011, to sublease administrative space for $5,000 per month until January 30, 2018.  We feel this is adequate for our present and planned future operations.  We have the right to terminate the sublet agreement with 30 days’ notice.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 12 – STOCK BASED COMPENSATION

The Company recognized $42,500 of compensation expense for the year ended December 31, 2013 in relation to the grants of 35,000 shares of common stock as stock-based compensation. The Company recognized $233,150 of compensation expense for the year ended December 31, 2012 in relation to the grants of 176,000 shares of common stock as stock-based compensation. The shares immediately vested and the fair value of this stock issuance was determined by the value of the services provided.

On June 30, 2013, the Company issued a director warrants to purchase 15,000 shares of common stock at an exercise price of $1.50 with an expiration date of June 30, 2015.  The warrants vested on December 31, 2013.

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

On December 31, 2013, the Company issued a director warrants to purchase 15,000 shares of common stock at an exercise price of $1.50 with an expiration date of December 31, 2015. The warrants vest on June 30, 2014.

The fair value of all the above warrants issued to employees and directors was estimated to be $2,172 using the Black Scholes model with the following weighted average assumptions:

Risk free rate	0.4%
Expected dividend yield	0.0%
Expected volatility	80%
Expected life of options	2.18 years
Exercise price	$1.50
Stock price on issuance date	$0.35

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

Risk free rate	0.2%
Expected dividend yield	0.0%
Expected volatility	95%
Expected life of options	3.00years
Exercise price	$1.00
Stock price on issuance date	$0.59

The Company has recognized $564,981 and $15,734 of stock compensation expense relating to warrants issued to employees and directors for the year ended December 31, 2013 and December 31, 2012, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Issuances

In 2013, the Company did not issue any common stock for cash proceeds. In 2012, the Company issued 710,000 shares of commons stock and 586,250 stock warrants for cash proceeds of $857,000. The Company used the Black Scholes model to bifurcate the value of the stock warrants from the common stock. The following weighted average assumptions were used in the Black Scholes calculation:

Risk free rate	0.2%
Expected dividend yield	0.0%
Expected volatility	73%
Expected life of options	1.20 years
Exercise price	$1.74
Stock price on issuance date	$1.28

Based on this calculation, the Company determined the value of the common stock was $732,183 and the value of the stock warrants was $125,317 at issuance.

On January 24, 2013, the Company entered into a mutual release with a consultant whereby it issued 200,000 shares of the Company’s common stock in consideration and final payment for all compensation due pursuant to a consulting agreement between the parties. The Company valued the shares at $0.60 per share and recognized $120,000 of expense for the year ended December 31, 2013.

On March 12, 2013, the Company engaged a law firm to provide counsel in exchange for 15,000 shares of the Company’s common stock. The Company valued the shares at $0.60 per share and recognized and $9,000 of professional fees for the year ended December 31, 2013.

On April 1, 2013, the Company engaged an individual consultant to provide marketing services in exchange for 5,000 shares of the Company’s common stock. The Company valued the shares at $1.00 per share and recognized $5,000 of professional fees for the year ended December 31, 2013.

As noted above in Note 11 – Commitments and Contingencies, the Company settled a dispute on May 2, 2013 in part by issuing 40,000 shares of its common stock.

As noted above in Note 6 – Notes Payable, the Company issued 150,000 shares of the Company’s common stock and paid $172,500 on December 17, 2012 to satisfy a note payable and previously issued stock warrants.

On December 12, 2012, the Company engaged a law firm to provide counsel in exchange for 25,000 shares of the Company’s common stock. The Company valued the shares at $0.60 per share and recognized $0 and $15,000 of professional fees for the years ended December 31, 2013 and 2012, respectively.

On October 1, 2012, the Company engaged an individual to provide consulting services from October 1, 2012 to October 1, 2013 in exchange for 22,000 shares of common stock. The Company valued the common stock at $27,500, which was the value of the services provided. The Company recognized $9,375 and $18,125 of professional fees expense in relation to this agreement for the years ended December 31, 2013 and 2012, respectively.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

Stock Issuances – (Continued)

On July 11, 2012, the Company engaged a consulting firm to provide corporate consulting services for six months in exchange for 50,000 shares of common stock. The Company valued the common stock at $50,000, which was the value of the services provided. The Company recognized $5,376 and $44,624 of professional fee expense for the years ended December 31, 2013 and 2012, respectively.

On May 30, 2012, the Company engaged a marketing firm to provide business advisory services from May 30, 2012 to May 30, 2013 in exchange for 20,000 shares of common stock. The Company valued the common stock at $25,000, which was the value of the services provided. The Company recognized $10,417 and $14,583 of professional fee expense during years ended December 31, 2013 and 2012, respectively.

On April 1, 2012, the Company engaged a consulting firm to provide business advisory services from April 1, 2012 to June 30, 2012 in exchange for 150,000 shares of common stock. The Company valued the common stock at $150,000, which was the value of the services provided. The Company recognized $0 and $150,000 of professional fee expense for the years ended December 31, 2013 and 2012, respectively.

The Company also issued 20,000 shares of common stock to an accounting firm to provide accounting and advisory services. The Company valued the common stock at $20,000, which was the value of the accounting services provided. The Company used these services in 2012 and accordingly recognized $0 and $20,000 of professional fee expense for years ended December 31, 2013 and 2012, respectively.

On January 1, 2012, the Company engaged a marketing firm to provide business advisory services from January 1, 2012 to June 30, 2012 in exchange for 100,000 shares of common stock. The Company valued the common stock at $100,000, which was the value of the services provided. The Company recognized $0 and $100,000 of professional fee expense for the years ended December 31, 2013 and 2012, respectively.

As noted above in Note 9 - Long Term Debt, the Company engaged an individual on January 1, 2012 to provide business advisory services through June 30, 2012 in exchange for 100,000 shares of common stock. The Company valued the common stock at $100,000, which is the value of the services provided. The Company recognized $0 and $100,000 of professional fee expense for the years ended December 31, 2013 and 2012, respectively.

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

Treasury Stock – (Continued)

On December 26, 2012, the Company issued 50,000 shares out of treasury for a cash investment of $50,000 from a director.  On December 28, 2012, the Company’s Board of Directors passed a resolution to repurchase an additional 50,000 shares from an executive officer for $50,000.  On December 28, 2012, the Company’s Board of Director’s passed a resolution to retire 100,000 treasury shares.

Warrants

On February 14, 2013, as noted above, the Company issued Consilium warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years. The warrants vest in eight equal tranches every six months over the consulting period. The exercise of the warrants is limited pursuant to a blocker provision contained in the warrants so that the warrants may only be exercised to extent that Consilium’s beneficial ownership does not exceed 4.99% of the issued and outstanding shares of common stock after taking into account the exercise of the warrant. Such amount may be increased or decreased by Consilium upon 61 days prior written notice to the Company. The warrants expire on February 14, 2018. The Company valued the stock warrants at $740,968 using the Black Scholes model with the following assumptions:

Risk free rate	0.9%
Expected dividend yield	0.0%
Expected volatility	99%
Expected life of options	5.00 years
Exercise price	$0.50
Stock price on issuance date	$0.54

On December 21, 2012, the Company issued Consilium warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years.  The warrants vest in eight equal tranches every six months over the consulting period.  The exercise of the warrants is limited pursuant to a blocker provision contained in the warrants so that the warrants may only be exercised to extent that Consilium’s beneficial ownership does not exceed 4.99% of the issued and outstanding shares of common stock after taking into account the exercise of the warrant. Such amount may be increased or decreased by Consilium upon 61 days prior written notice to the Company.  The warrants expire on December 21, 2017.  The Company valued the stock warrants at $1,229,304 using the Black Scholes model with the following assumptions:

Risk free rate	0.8%
Expected dividend yield	0.0%
Expected volatility	98%
Expected life of options	5.00 years
Exercise price	$0.50
Stock price on issuance date	$0.59

The Company is amortizing the value of both Consilium warrant issuances to consulting expense ratably over the four year consulting periods. The Company has recognized $474,559 and $8,351 of consulting expense for the years ended December 31, 2013 and 2012, respectively.

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

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

Warrants – (Continued)

The following table shows the warrant activity for the year ended December 31, 2013:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	6,263,750	$0.86
Issued	1,905,000	$0.53
Exercised	-
Expired	(803,750)
Outstanding of December 31, 2013	7,365,000	$0.69	3.26 years	$-

NOTE 14 – NON-CONTROLLING INTERESTS

As of December 31, 2013 and December 31 2012, the non-controlling interests balance was $(1,202,804) and $(486,422), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the year ended December 31, 2013 and 2012, $1,360,087 and $688,653 respectively, of Wodka’s net loss was allocated to Panache and $716,382 and $620,670, respectively, was allocated to non-controlling interests.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES

No provision for income taxes has been made for the years ended December 31, 2013 and 2012. See Note 1 for a discussion on our policies regarding income taxes.

Temporary differences in the basis of assets and liabilities for consolidated financial statement and income tax reporting arise from the tax loss carryforwards generated by the Company in the current year.

Components of deferred income tax balances consist of the following:

	December 31,
	2013	2012
Deferred income tax assets
Net operating loss carryforward	$2,004,441	$986,333
Other	(52,748)	1,757
Valuation allowance	(1,951,693)	(988,090)
	$-	$-

The deferred income tax assets include federal net operating loss carryforwards of $9,069,923 as of December 31, 2013. These net operating loss carryforwards start to expire in the year ending December 31, 2031.

As of December 31, 2012, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards in the future. Consequently, the Company determined that a valuation allowance of $1,951,693 was needed as of December 31, 2013.

NOTE 16 – CONCENTRATIONS AND RISK

Major customers

The Company had two customers representing approximately 76% of revenues for the year ended December 31, 2013. The Company did not have any receivables from these customers as of December 31, 2013.

The Company had two customers representing approximately 85% of revenues for the year ended December 31, 2012. These customers represented approximately 79% of the receivables outstanding as of December 31, 2012.

Major suppliers

The Company had two suppliers represent approximately 98% of purchases for the year ended December 31, 2013. These suppliers represented approximately 4% of the payables outstanding as of December 31, 2013.

The Company had two suppliers representing approximately 98% of purchases for the year ended December 31, 2012. These suppliers represented approximately 52% of the payables outstanding as of December 31, 2012.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 16 – CONCENTRATIONS AND RISK – (Continued)

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

NOTE 17 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years ended December 31, 2013 and 2012, respectively. There was no dilutive earning per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Years ended December 31,
	2013	2012
Numerator:
Net loss attributable to Panache Beverage, Inc.	$(4,582,669)	$(3,267,065)

Denominator:
Weighted average shares outstanding	27,022,028	26,137,361

Basic net loss per share	$(0.17)	$(0.12)

NOTE 18 – GOING CONCERN

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2013, the Company had an accumulated deficit of $10,366,003. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in certain operating expenses; (b) increase and diversification of revenue streams; and (c) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

PANACHE BEVERAGE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS

In March 2014, the Company and Consilium Corporate Recovery Master Fund, Ltd entered into an agreement that extended the maturity dates of the $4,000,000 Note, the $1,400,000 Note and the $2,100,000 Note to May 9, 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2013, and is incorporated by reference to this report.

Item 11. Executive Compensation

Information regarding executive compensation will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders and is incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership and management and related stockholder matters will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders and is incorporated by reference to this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders and is incorporated by reference to this report.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders and is incorporated by reference to this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are included in this Form 10-K under Item 8. Financial Statements and Supplementary Data.

(b)	Exhibits

2.1	Agreement and Plan of Merger dated as of October 29, 2013 by and between Panache Beverage, Inc., a Florida corporation, and Panache Beverage, Inc. (1)

3.1	Certificate of Incorporation of Panache Beverage, Inc. (2)

3.2	By-laws of Panache Beverage, Inc. (2)

10.1	Loan Agreement dated December 21, 2012 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc. (3)

10.2	Promissory Note dated December 21, 2012 for $2,100,000 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc. (3)

10.3
Trademark Assignment and Security Agreement dated December 21, 2012 among Consilium Corporate Recovery Master Fund, Ltd., Panache Beverage Inc., Panache LLC, Alchemy International, LLC, and Alibi NYC, LLC. (3)

10.4	Pledge and Security Agreement dated December 21, 2012 among James Dale, Agata Podedworny and Consilium Corporate Recovery Master Fund, Ltd. (3)

10.5	Stock Pledge Agreements dated December 21, 2012 executed by James Dale, MIS Beverage Holdings, Agata Podedworny and Sjoerd De Jong. (3)

10.6	Limited Guaranty to Consilium Corporate Recovery Master Fund, Ltd. signed by Alchemy, Panache and Alibi to reflect they received more than adequate consideration for their respective pledges. (3)

10.7	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $2,100,000 loan from Consilium Corporate Recovery Master Fund, Ltd. (3)

10.8	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Panache Beverage Inc. (3)

10.9	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated November 12, 2012. (3)

10.10	Importer Distribution Agreement between Panache Beverage, Inc. and Domaine Select Wine Estates. (3)

10.11	Amended and Restated Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc.†

10.12	First Amendment to Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc. (3)

10.13	Amended and Restated Financial Advisor Warrant Agreement between Panache Beverage, Inc. and Consilium Investment Management LLC. †

10.14	Loan Agreement dated February 14, 2013 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC. (3)

10.15	Promissory Note dated February 14, 2013 for $1,400,000 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC. (3)

10.16	Pledge and Security Agreement dated February 14, 2013 among Wodka LLC, Panache LLC and Consilium Corporate Recovery Master Fund, Ltd. (3)

10.17	Amended and Restated Financial Advisor Warrant Agreement between Panache Beverage, Inc. and Consilium Investment Management LLC.†

10.18	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $1,400,000 loan from Consilium Corporate Recovery Master Fund, Ltd.(3)

10.19	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Wodka LLC.(3)

10.20	Waiver of Rights by Van Wagner Communications, LLC with respect to the Operating Agreement of Wodka LLC. (3)

10.21	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Panache LLC. (3)

10.22	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Alibi NYC, LLC. (3)

10.23	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Wodka, LLC. (3)

10.24	Factoring and Security Agreement dated October 30, 2012 between Alibi NYC, LLC and Mast Capital Partners, LLC. (3)

10.25	Client Factoring Relationship Letter dated November 9, 2012 from Mast Capital Partners, LLC to MHW, Ltd. (3)

10.26	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated June 20, 2012. (3)

10.28	Amended and Restated Loan Agreement dated May 9, 2013 between Consilium Corporate Recovery Master Fund, LTD. (4)

10.27	Promissory Note of Panache Beverage, Inc. payable to Consilium Corporate Recovery Master Fund, Ltd., dated May 9, 2013, in the principal amount of $4,000,000. (5)

10.29
Omnibus Modification Agreement, dated May 9, 2013, by and between Consilium Corporate Recovery Master Fund, Ltd, and Panache Beverage, Inc., Alibi NYC, LLC, Panache USA, LLC, Alchemy International, LLC, MIS Beverage Holdings, LLC, James Dale, Agata Podedworny, Sjoerd de Jong and Panache Distillery, LLC. (5)

10.30	Asset Purchase Agreement dated May 15, 2013 between Panache Distillery LLC and Douglas Joint Venture, Empire Join Venture and V-3 Joint Venture, LLC. (4)

10.31	Amendment No. 1 to the Asset Purchase Agreement, date as of May 15, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(6)

10.31	Amendment No. 2 to the Asset Purchase Agreement, date as of May 21, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(6)

10.32	Amendment No. 3 to the Asset Purchase Agreement, date as of May 30, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(6)

10.33	Amendment No. 4 to the Asset Purchase Agreement, date as of May 30, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(6)

10.34	$3,500,000 Promissory Note, dated August 22, 2013, payable to Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (7)

10.35	Amendment No. 5 to the Asset Purchase Agreement dated as of August 22, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (7)

10.36
Purchase Money Mortgage and Security Agreement and Assignment of Rents and Leases and Fixture Filing, dated August 23, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (7)

10.37
First Amendment to Amended and Restated Loan, dated September 4, 2013, by and between Consilium Corporate Recovery Master Fund, Ltd, and Panache Beverage, Inc., Alibi NYC, LLC, Panache USA, LLC, Alchemy International, LLC, MIS Beverage Holdings, LLC, James Dale, Agata Podedworny, Sjoerd de Jong and Panache Distillery, LLC. (7)

10.38
Second Amendment to Amended and Restated Loan Agreement, dated October 29, 2013, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., James Dale, Agata Podedworny, Sjoerd de Jong, MIS Beverage Holdings, LLC, Panache Distillery, LLC, Alibi NYC, LLC, Panache USA, LLC, and Alchemy International, LLC. (8)

10.39
First Amendment to Amended and Restated Trademark Assignment and Security Agreement, dated October 29, 2013, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., Alibi NYC, LLC, Panache, LLC, and Alchemy International, LLC.(8)

10.40	Employment Agreement, dated as of March 1, 2012, by and between the Company and James Dale. †*

10.41	Employment Agreement, dated as of April 1, 2012, by and between the Company and Agata Podedworny. †*

10.42	Employment Agreement, dated as of July 1, 2012, by and between the Company and Sjoerd de Jong. †*

10.43	Employment Agreement, dated as of June 1, 2013, by and between the Company and Michael Romer. †*

10.44
Omnibus Modification, Note Extension and Ratification Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., James Dale, Agata Podedworny, Sjoerd de Jong, MIS Beverage Holdings, LLC, Panache Distillery, LLC, Alibi NYC, LLC, Panache USA, LLC, and Alchemy International, LLC. (9)

10.45.	Omnibus Modification, Note Extension and Ratification Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD, Wodka, LLC and Panache, LLC. (9)

10.46	Mortgage and Security Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD and Panache Distillery, LLC. (9)

21	List of Subsidiaries of the Registrant.†

31.1	Certification of Chief Executive Officer.†

31.2	Certification of Chief Financial Officer.†

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS †	XBRL Instance Document. **

101.SCH †	XBRL Taxonomy Extension Schema Document.**

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document. **

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document. **

(1)	Included as an exhibit to the Current Report on Form 8-K filed on November 4, 2013 and incorporated herein by reference.
(2)	Included as an exhibit to the Company's Information Statement on Schedule 14C filed with the SEC on October 9, 2013 and incorporated herein by reference.
(3)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 1, 2013 and incorporated herein by reference.
(4)	Included as an exhibit to the Quarterly Report on Form 8-K, filed on August 19, 2013 and incorporated herein by reference.
(5)	Included as an exhibit to Amendment No. 1 to Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference.
(6)	Included as an exhibit to Amendment No. 1 to Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference.
(7)	Included as an exhibit to the Quarterly Report on Form 10-Q, filed on November 14, 2013 and incorporated herein by reference.
(8)	Included as an exhibit to the Current Report on Form 8-K, filed on November 4, 2013 and incorporated herein by reference.
(9)	Included as an exhibit to the Current Report on Form 8-K, filed on April4, 2014 and incorporated herein by reference.
†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: April 8, 2014	By:	/s/ James Dale
James Dale Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Charles T. Cassel, III	Chairman of the Board	April 8, 2014
Charles T. Cassel, III

/s/ James Dale	President and Chief Executive Officer	April 8, 2014
James Dale	(Principal Executive Officer, Principal Financing and Accounting Officer)

/s/ Agata Podedworny	Chief Operating Officer, Director	April 8, 2014
Agata Podedworny

/s/ Sjoerd de Jong	Vice President of Sales, Director	April 8, 2014
Sjoerd de Jong

/s/ Michael Romer	Managing Director, Director	April 8, 2014
Michael Romer

/s/ David Shara	Director	April 8, 2014
David Shara

/s/ Nicholas Hines	Director	April 8, 2014
Nicholas Hines

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated as of October 29, 2013 by and between Panache Beverage, Inc., a Florida corporation, and Panache Beverage, Inc. (1)

3.1	Certificate of Incorporation of Panache Beverage, Inc. (2)

3.2	By-laws of Panache Beverage, Inc. (2)

10.1	Loan Agreement dated December 21, 2012 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc. (3)

10.2	Promissory Note dated December 21, 2012 for $2,100,000 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc. (3)

10.3
Trademark Assignment and Security Agreement dated December 21, 2012 among Consilium Corporate Recovery Master Fund, Ltd., Panache Beverage Inc., Panache LLC, Alchemy International, LLC, and Alibi NYC, LLC. (3)

10.4	Pledge and Security Agreement dated December 21, 2012 among James Dale, Agata Podedworny and Consilium Corporate Recovery Master Fund, Ltd. (3)

10.5	Stock Pledge Agreements dated December 21, 2012 executed by James Dale, MIS Beverage Holdings, Agata Podedworny and Sjoerd De Jong. (3)

10.6	Limited Guaranty to Consilium Corporate Recovery Master Fund, Ltd. signed by Alchemy, Panache and Alibi to reflect they received more than adequate consideration for their respective pledges. (3)

10.7	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $2,100,000 loan from Consilium Corporate Recovery Master Fund, Ltd. (3)

10.8	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Panache Beverage Inc. (3)

10.9	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated November 12, 2012. (3)

10.10	Importer Distribution Agreement between Panache Beverage, Inc. and Domaine Select Wine Estates. (3)

10.11	Amended and Restated Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc.†

10.12	First Amendment to Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc. (3)

10.13	Amended and Restated Financial Advisor Warrant Agreement between Panache Beverage, Inc. and Consilium Investment Management LLC. †

10.14	Loan Agreement dated February 14, 2013 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC. (3)

10.15	Promissory Note dated February 14, 2013 for $1,400,000 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC. (3)

10.16	Pledge and Security Agreement dated February 14, 2013 among Wodka LLC, Panache LLC and Consilium Corporate Recovery Master Fund, Ltd. (3)

10.17	Amended and Restated Financial Advisor Warrant Agreement between Panache Beverage, Inc. and Consilium Investment Management LLC.†

10.18	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $1,400,000 loan from Consilium Corporate Recovery Master Fund, Ltd.(3)

10.19	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Wodka LLC.(3)

10.20	Waiver of Rights by Van Wagner Communications, LLC with respect to the Operating Agreement of Wodka LLC. (3)

10.21	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Panache LLC. (3)

10.22	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Alibi NYC, LLC. (3)

10.23	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Wodka, LLC. (3)

10.24	Factoring and Security Agreement dated October 30, 2012 between Alibi NYC, LLC and Mast Capital Partners, LLC. (3)

10.25	Client Factoring Relationship Letter dated November 9, 2012 from Mast Capital Partners, LLC to MHW, Ltd. (3)

10.26	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated June 20, 2012. (3)

10.28	Amended and Restated Loan Agreement dated May 9, 2013 between Consilium Corporate Recovery Master Fund, LTD. (4)

10.27	Promissory Note of Panache Beverage, Inc. payable to Consilium Corporate Recovery Master Fund, Ltd., dated May 9, 2013, in the principal amount of $4,000,000. (5)

10.29
Omnibus Modification Agreement, dated May 9, 2013, by and between Consilium Corporate Recovery Master Fund, Ltd, and Panache Beverage, Inc., Alibi NYC, LLC, Panache USA, LLC, Alchemy International, LLC, MIS Beverage Holdings, LLC, James Dale, Agata Podedworny, Sjoerd de Jong and Panache Distillery, LLC. (5)

10.30	Asset Purchase Agreement dated May 15, 2013 between Panache Distillery LLC and Douglas Joint Venture, Empire Join Venture and V-3 Joint Venture, LLC. (4)

10.31	Amendment No. 1 to the Asset Purchase Agreement, date as of May 15, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(6)

10.31	Amendment No. 2 to the Asset Purchase Agreement, date as of May 21, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(6)

10.32	Amendment No. 3 to the Asset Purchase Agreement, date as of May 30, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(6)

10.33	Amendment No. 4 to the Asset Purchase Agreement, date as of May 30, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(6)

10.34	$3,500,000 Promissory Note, dated August 22, 2013, payable to Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (7)

10.35	Amendment No. 5 to the Asset Purchase Agreement dated as of August 22, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (7)

10.36
Purchase Money Mortgage and Security Agreement and Assignment of Rents and Leases and Fixture Filing, dated August 23, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (7)

10.37
First Amendment to Amended and Restated Loan, dated September 4, 2013, by and between Consilium Corporate Recovery Master Fund, Ltd, and Panache Beverage, Inc., Alibi NYC, LLC, Panache USA, LLC, Alchemy International, LLC, MIS Beverage Holdings, LLC, James Dale, Agata Podedworny, Sjoerd de Jong and Panache Distillery, LLC. (7)

10.38
Second Amendment to Amended and Restated Loan Agreement, dated October 29, 2013, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., James Dale, Agata Podedworny, Sjoerd de Jong, MIS Beverage Holdings, LLC, Panache Distillery, LLC, Alibi NYC, LLC, Panache USA, LLC, and Alchemy International, LLC. (8)

10.39
First Amendment to Amended and Restated Trademark Assignment and Security Agreement, dated October 29, 2013, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., Alibi NYC, LLC, Panache, LLC, and Alchemy International, LLC.(8)

10.40	Employment Agreement, dated as of March 1, 2012, by and between the Company and James Dale. †*

10.41	Employment Agreement, dated as of April 1, 2012, by and between the Company and Agata Podedworny. †*

10.42	Employment Agreement, dated as of July 1, 2012, by and between the Company and Sjoerd de Jong. †*

10.43	Employment Agreement, dated as of June 1, 2013, by and between the Company and Michael Romer. †*

10.44
Omnibus Modification, Note Extension and Ratification Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., James Dale, Agata Podedworny, Sjoerd de Jong, MIS Beverage Holdings, LLC, Panache Distillery, LLC, Alibi NYC, LLC, Panache USA, LLC, and Alchemy International, LLC. (9)

10.45.	Omnibus Modification, Note Extension and Ratification Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD, Wodka, LLC and Panache, LLC. (9)

10.46	Mortgage and Security Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD and Panache Distillery, LLC. (9)

21	List of Subsidiaries of the Registrant.†

31.1	Certification of Chief Executive Officer.†

31.2	Certification of Chief Financial Officer.†

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS †	XBRL Instance Document. **

101.SCH †	XBRL Taxonomy Extension Schema Document.**

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document. **

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document. **

(1)	Included as an exhibit to the Current Report on Form 8-K filed on November 4, 2013 and incorporated herein by reference.
(2)	Included as an exhibit to the Company's Information Statement on Schedule 14C filed with the SEC on October 9, 2013 and incorporated herein by reference.
(3)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 1, 2013 and incorporated herein by reference.
(4)	Included as an exhibit to the Quarterly Report on Form 8-K, filed on August 19, 2013 and incorporated herein by reference.
(5)	Included as an exhibit to Amendment No. 1 to Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference.
(6)	Included as an exhibit to Amendment No. 1 to Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference.
(7)	Included as an exhibit to the Quarterly Report on Form 10-Q, filed on November 14, 2013 and incorporated herein by reference.
(8)	Included as an exhibit to the Current Report on Form 8-K, filed on November 4, 2013 and incorporated herein by reference.
(9)	Included as an exhibit to the Current Report on Form 8-K, filed on April4, 2014 and incorporated herein by reference.
†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.