Form 10-K/A
period 2013-12-31
Panache Beverage, Inc.
filed 2014-06-02
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 2, 2014, the issuer has one class of common stock, and the number of shares outstanding of such common stock was 27,055,891.

EXPLANATORY NOTE

Panache Beverage, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K” or “our Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2014, to include the information required by Items 10 through 14 of Part III of the Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment because a definitive proxy statement containing such information was not filed by April 30, 2014. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K and the exhibit index set forth in Part IV of the Form 10-K.

Except as described above, no other changes have been made to the Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Form 10-K. Other than the information provided in Items 10-14 hereof, this Amendment does not reflect events occurring after the date of the filing of our Form 10-K, nor does it amend, modify or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information concerning the current Directors, nominees and executive officers of the Company, the principal positions with the Company held by such persons and the date such persons became a Director, nominee or executive officer. The Company has not had a standing audit, nominating or compensation committees or committees performing similar functions for the Board of Directors. The below table identifies our directors and executive officers as of June 2, 2014.

Name	Age	Position	Appointment Date
Michael Romer	38	Interim Chief Executive Officer, Managing Director, Director	July 2, 2012
Thomas G. Smith	54	Chief Financial Officer	April 29, 2014
David Shara	39	Director	July 2, 2012
Nicholas Hines	37	Director	April 1, 2013

Set forth below is the principal occupations of each officer and director during the past five (5) years.

Michael Romer, Interim Chief Executive Officer, Managing Director and Director

Mr. Romer, age 38, began his relationship with the Company in 2011 when he accepted a position with the Company as a consultant, working on business and relationship development; shortly thereafter he joined Panache full time to expand his role with the Company. In June 2012, Mr. Romer was named General Manager for the business – effectively managing the business day to day, overseeing legal and compliance and overseeing integration of the organization's divisions. In January 2012 he was named Managing Director and became a Director in July 2012. Between 2009 and 2011, Mr. Romer expanded his nightlife, production and event management company, MGR Events, into Miami and Los Angeles. Mr. Romer has over 15 years of diverse business management experience across variety of industries including beverage, alcohol, hospitality and entertainment. Mr. Romer began his career as an entrepreneur, founding a lifestyle marketing agency shortly after graduating from Brandeis University in 1998 and while attending Brooklyn Law School where he received his JD in 2001. The agency specialized in developing lifestyle events and promotions for corporate brands. While still managing that business, since 1994 Mr. Romer has operated a number of hospitality venues in New York City and consulted with major beverage companies. We believe Mr. Romer’s qualifications to serve on our Board include his diverse business management experience, his knowledge regarding the Company and its industry and his entrepreneurial experience.

Thomas G. Smith, Chief Financial Officer

Mr. Smith, age 54, brings over 20 years of financial and accounting experience to the Company. From June 2010 until April 2014, Mr. Smith served as Chief Financial Officer of Newport International, LLC, a multi-division/multi-locations international import/export distribution and food and beverage manufacturing organization with annual sales of $100 million. From May 2006 until December 2009, Mr. Smith served as Vice President of Finance and Accounting of HYP Network, LLC, a multi divisions/multi-locations print ad and multi-media marketing organization with operations in 11 metro areas throughout the United States. From January 2000 until May 2006, Mr. Smith served as Chief Financial Officer of Futronix Group, Inc., an ISO 9001/2000 electronics OEM and EC manufacturer servicing large multi-national and government contractor customers with annual sales of $25 million. Mr. Smith graduated from Embry Riddle University with a BS degree in PA Business Management, with a Concentration in Finance & Accounting. Mr. Smith filed for personal bankruptcy protection in 2008, which case was dismissed for lack of an adequate plan.

David Shara, Director

Mr. Shara, age 39, has served as a Director since July 2012. In 1997 Mr. Shara founded Optimum Diamonds LLC, where he has served as CEO since inception. As a philanthropist, Mr. Shara is active in the American Museum of Natural History and Operation Smile. Mr. Shara is a member of the National Colored Diamond Association and the Diamond Manufacturers and Importers Association (DMIA). Mr. Shara received a BS degree Marine Biology from the University of California, Santa Barbara. We believe Mr. Shara’s qualifications to serve on the Board of Directors include his extensive sales and marketing experience.

Nicholas Hines, Director

Mr. Hines, age 37, has served as a Director of the Company since April 1, 2013 and has 13 years of agency experience on national campaigns for major corporations and their brands. Mr. Hines served in the New York office of entertainment marketing and PR agency Bragman Nyman Cafarelli (BNC) from March 2000 until June 2004, at the time, agency of record for Diageo, American Express, Scheffelin & Sommerset, General Motors and Sony Playstation among others. In 2005, Mr. Hines joined Miami Marketing Group (MMG), playing an integral role in growing its business with clients such as ESPN and Pernod Ricard while spearheading the agency’s beverage development and event production capabilities. While with MMG, Mr. Hines became well versed in spirit brand marketing and sales in addition to producing objective driven marketing solutions during major pop culture and sporting events. Beginning in 2012, Mr. Hines became the Executive Vice President and New York office General Manager for experiential sports, entertainment, lifestyle and marketing agency, Engine Shop, Inc., where he is still employed. Mr. Hines worked on the successful launch of Smirnoff Ice and Bacardi’s acquisition of 42 Below Vodka for $91 million. He graduated Chapman University in Southern California in 1999. We believe Mr. Hines’ qualifications to serve on the Board of Directors include his extensive knowledge and experience in the distilled spirits industry allows for the development of comparatives in the marketing space Panache exists in.

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

The Company does not have a separately designated standing audit committee, accordingly the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Company's Board of Directors has examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. Presently, the Company is not in a position to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

Family Relationships

None.

Arrangements for Nominations to the Board

None.

Corporate Governance

The Company’s business affairs are conducted under the direction of the Board of Directors in accordance with the Delaware Business Corporation Law and the Company’s Certificate of Incorporation and Bylaws. Members of the Board of Directors are informed of the Company’s business through discussions with management, by reviewing materials provided to them and by participating in meetings of the Board of Directors. Certain corporate governance practices that the Company follows are summarized below.

Board Leadership Structure

Our Board of Directors does not have a policy regarding separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board of Directors believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Historically the Board has believed that the separation of the offices of the Chairman and Chief Executive Officer functions well and is the optimal leadership structure for the Company. This structure allows the Chief Executive Officer to focus to a greater extent on the management of our day-to-day operations. Since the resignation of James Dale and Charles Cassel in April 2014, our former President/Chief Executive Officer and Chairman, respectively, we currently have one person serving as Chief Executive Officer and no elected Chairman.

Board’s Role in Risk Oversight

We have not yet developed a risk management policy or procedure. Generally, the entire Board of Directors are involved in overseeing our major risk exposures and monitor and assess those risks in reviews with management and with our outside advisors and independent registered public accounting firm.

Assessing and managing risk is the responsibility of our management. The Board of Directors oversees and reviews certain aspects of the Company’s risk management efforts. The Board of Directors is involved in risk oversight through direct decision-making authority with respect to significant matters and the oversight of management by the Board of Directors. Among other areas, the Board is directly involved in overseeing risks related to the Company’s overall strategy, including product, go-to-market and sales strategy, executive officer succession, business continuity, crisis preparedness and corporate reputational risks. The Company does not currently have any working committees.

Code of Ethics

We have adopted the Panache Beverage, Inc. Code of Ethics (the “Code of Ethics”), a code of conduct that applies to our directors, officers and employees. The Code of Ethics was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and is publicly available on the SEC’s website at www.sec.gov. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Ethics to our directors or executive officers, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Independence

We are currently not listed on any national securities exchange, but in evaluating the independence of our directors, we have applied the independence standards of The Nasdaq Stock Market and those found in the Exchange Act. Under those standards, the Board of Directors has determined that Messrs. Shara and Hines are currently the only independent members of the Board of Directors.

Meetings and Committees of the Board of Directors and Corporate Governance Matters

During the fiscal year ended December 31, 2013, the Company’s Board of Directors met or acted by unanimous written consent a total of 13 times. Each director, other than Nicholas Hines, attended or participated in 75% or more of the aggregate of the total number of meetings of the Board of Directors during the time he served as a director.

Committees of the Board of Directors

We do not have standing audit, compensation or nominating committees of the Board of Directors and the functions of these committees are currently carried out by our Board of Directors. Management has determined not to establish such committees at present because of our limited resources and limited operating activities do not warrant the formation of such committees or the expense of doing so. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of an Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert at this time.

Director Qualifications. The Board of Directors does not currently have a nominating committee, as the Company believes that having the full Board deliberate the nomination process is in the Company’s best interest. Board of Director nominations are recommended by the directors. In making its nominations, the Board of Director identifies candidates who meet the current challenges and needs of the Board of Directors. In determining whether it is appropriate to add or remove individuals, the Board of Directors will consider issues of judgment, diversity, age, skills, background and experience. In making such decisions, the Board of Directors considers, among other things, an individual’s business experience, industry experience, financial background and experiences. The Board of Directors also considers the independence, financial literacy and financial expertise standards required by our Board of Directors committees’ charters and applicable laws, rules and regulations, and the ability of the candidate to devote the time and attention necessary to serve as a director.

Identifying and Evaluating Nominees for Director. In the event that vacancies are anticipated or otherwise arise, the Board of Directors considers various potential candidates for director. Candidates may come to the attention of the Board through current directors, professional search firms engaged by us, shareholders or other persons. Candidates are evaluated at regular or special meetings of the Board of Directors and may be considered at any point during the year.

Shareholder Nominees. Candidates for director recommended by shareholders will be considered by the Board of Directors. Such recommendations should include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications for membership on our Board of Directors, information regarding any relationships between the candidate and us within the last three years, including stockholdings in us, and a written indication by the recommended candidate of the candidate’s willingness to serve, and should be sent to the Board of Directors at the Company’s address.

The Board of Directors will evaluate recommendations for director nominees submitted by directors, management or qualifying shareholders in the same manner, using the criteria stated above. All directors and director nominees will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Board of Directors.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2013 and 2012, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Michael Romer	2013	$139,583		$10,000		$-		$104,407	$-	$-	$10,000	(1)	$263,990
Interim CEO, Managing Director and Director	2012	114,583		-		84,050	(2)	2,914	-	-	-		201,547

James Dale	2013	300,000		207,000	(3)	-		125,298			12,000	(1)	644,298
Former Chief Executive Officer and Principal Financial Officer	2012	450,000	(4)	20,000		-		3,496	-	-	-		473,496

Sjoerd de Jong	2013	140,000		60,000	(5)			62,645					262,645
Former Vice President of Sales and Director	2012	137,200	(6)	30,000	(7)	-		1,748	-	-	-		168,948

Agata Podedworny	2013	120,000		30,000	(8)	-		62,645	-	-	-		212,645
Former Chief Operating Officer and Director	2012	100,500		27,500	(9)	-		1,748					129,748

(1)	Represents a car allowance provided under employment agreement.

(2)	The Company issued Mr. Romer 20,000 shares of the Company’s common stock valued at $32,800 on January 13, 2012 and 41,000 shares of the Company’s common stock valued at $51,250 on November 15, 2012.

(3)	$60,526 paid in cash and $146,474 accrued to be paid at a later date.

(4)	$350,000 paid in cash and $100,000 accrued to be paid at a later date.

(5)	$45,000 paid in cash and $15,000 accrued to be paid at a later date.

(6)	$135,800 paid in cash and $1,400 accrued to be paid at a later date.

(7)	$15,000 paid in cash and $15,000 accrued to be paid a later date.

(8)	$30,000 accrued to be paid at a later date.

(9)	$5,000 paid in cash and $22,500 accrued to be paid at a later date.

Messrs. Dale and de Jong and Ms. Podedworny each resigned as an officer and director of the Company on April 21, 2014.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The Company is party to an employment agreement with Mr. Romer which commenced June 1, 2013 and continues each year until terminated by party. Pursuant to his employment agreement, Mr. Romer serves as the Company’s Managing Director and the Company will pay Mr. Romer a base annual salary of $150,000, provides for a transactional bonus of $60,000 per year at discretion of the Company’s Chief Executive Officer and includes an annual car allowance of up to $10,000. The agreement also entitles Mr. Romer to receive various employee benefits generally made available to other officers and senior managers of the Company. Previous to this agreement, the Company was party to a similar employment agreement with Mr. Romer under which Mr. Romer served as General Manger of the Company. Since April 21, 2014, Mr. Romer has been serving as the Company’s interim Chief Executive Officer at his current salary.

Under Mr. Romer’s agreement, if the Company were to terminate Mr. Romer’s employment without cause or if Mr. Romer were to resign for good reason, Mr. Romer would be entitled to receive a severance benefit equal to twelve months salary.

Effective April 29, 2014, the Company elected Thomas G. Smith as Chief Financial Officer of the Company and entered into an employment agreement with Mr. Smith which will expire on April 29, 2016, unless sooner terminated or extended. Under the terms of the agreement, Mr. Smith was paid a signing bonus of $20,000 and will receive an annual base salary of $120,000. In addition, during the term the Company will pay Mr. Smith a minimum guaranteed quarterly cash bonus of 2.5% of Mr. Smith’s base salary. The Board of Directors, in its sole discretion, may authorize additional cash bonuses to Mr. Smith based upon performance criteria set by the Board.

The employment agreement with Mr. Smith terminates upon the earliest to occur of: (i) the death of Mr. Smith; (ii) a termination by the Company by reason of the disability of Mr. Smith; (iii) a termination by the Company with or without cause; or (iv) a termination by Mr. Smith with or without good reason. Upon the termination by the Company without cause or upon the death or disability of Mr. Smith, or by Mr. Smith with good reason, Mr. Smith will be entitled to: (i) any accrued but unpaid salary or bonus or unreimbursed expenses; (ii) severance payments equal either three or four months base salary, depending upon how far into the term of the Agreement that the termination occurs; (iii) the continuation of health benefits for a period of six (6) months; and (iv) any benefits provided under the Company’s executive benefit plans upon a termination of employment, in accordance with the terms therein, including rights to equity in the Company pursuant to any plan or grant, and settlement of any equity awards in accordance with the terms of such equity awards.

Prior to his resignation as of April 21, 2014, the Company was party to an employment agreement with Mr. James Dale, pursuant to which Mr. Dale served as the Company’s Chief Executive Officer. Under this agreement, the Company agreed to pay Mr. Dale a base annual salary of $300,000, a deferred bonus of at least $200,000 and up to a maximum of $1,000,000 and an annual car allowance of $12,000. The agreement also entitled Mr. Dale to receive various employee benefits generally made available to other executive officers. Any deferred compensation earned under the agreement is payable only upon the occurrence of a “Significant Transaction” as defined under the Company’s loan agreements with Consilium Master Recovery Fund, Ltd.

Prior to his resignation as of April 21, 2014, the Company was a party to an employment agreement with Mr. de Jong, pursuant to which Mr. de Jong served as the Company’s Vice President of Sales. Under such agreement, the Company agreed to pay Mr. de Jong a base annual salary of $120,000 and a monthly incentive sales bonus of $5,000 based on sales of spirits. The agreement also entitled Mr. de Jong to receive various employee benefits generally made available to the Company’s employees.

Prior to her resignation as of April 21, 2014, the Company was a party to an employment agreement with Ms. Podedworny, pursuant to which Ms. Podedworny served as the Company’s Chief Operating Officer. Under such agreement, the Company agreed to pay Ms. Podedworny a base annual salary of $120,000, a deferred bonus of between $30,000 and $90,000 per year and an annual car allowance of $3,600. The agreement also entitled Ms. Podedworny to receive various employee benefits generally made available to the Company’s employees.

Retirement Plan Benefits

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Directors’ and Officers’ Liability Insurance

The Company holds a Directors’ and Officers’ Liability Insurance policy providing $1,000,000 of coverage.

Compensation Committee Interlocks

All compensation matters have been and will in the near term be determined by our Board of Directors. None of our executive officers currently serves or in the past year has served as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

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

On December 21, 2012, the Company’s Board of Directors issued Messrs. Dale, Romer, and de Jong 600,000, 500,000 and 300,000 warrants, respectively, and Ms. Podedworny 300,000 warrants, each with an exercise price of $1.00 per warrant expiring on December 21, 2015. The warrants vest in two equal installments on December 21, 2013 and December 21, 2014. The issuance of warrants is based upon each executive’s role in the successful conclusion to the DSWE/ALIBI American Whiskey importer agreement and contribution to securing a contract with Consilium Investment Management, an affiliate of our senior lender.

The Company issued Mr. Romer 20,000 shares of the Company’s common stock valued at $31,000 on January 13, 2012 as part of his initial employment agreement. The Company issued Mr. Romer 41,000 shares of the Company’s common stock valued at $51,250 on November 15, 2012 for his effort in developing national programs for boutique hospitality companies.

The following table provides the outstanding equity awards as of December 31, 2013:

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested ($)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (#)
James Dale(1)	300,000	300,000	-	$1.00	12/21/2015	$-	$-	-	-

Michael Romer	250,000	250,000	-	$1.00	12/21/2015	$-	$-	-	-

Sjoerd de Jong(1)	150,000	150,000	-	$1.00	12/21/2015	$-	$-	-	-

Agata Podedworny(1)	150,000	150,000	-	$1.00	12/21/2015	$-	$-	-	-

(1)	Resigned as officers and from the Board of Directors on April 21, 2014.

Director’s Compensation

The following table sets forth compensation paid by the Company to the non-employee directors of the Company during 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Shara	$-	$37,500	$837	$-	$-	$-	$38,337

Nicholas Hines	-	-	-	-	-	-	-

Susan Drinon(2)	-	-	-	-	-	-	-

(2)	Ms. Drinon resigned from the Board of Directors on August 14, 2013.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file.

The following officers and directors made later Section 16 filings during 2013: (i) Charles Cassel had a late Form 3 filing and one late Form 4 filing (reporting one transaction); (ii) Nicholas Hines had a late Form 3 filing; (iii) James Dale, Agata Podedworny and Sjoerd de Jong each had a late Form 4 filing (each with respect to one transaction); (iv) Michael Romer had one late Form 4 filing (reporting two transactions); (v) Susan Drinon, a former director, had two late Form 4 filings (each reporting one transaction); and (vi) David Shara had a late Form 4 filing (reporting two transactions). Other than the aforementioned, the Company is not aware of Section 16(a) filings required by any directors and executive officers and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2013 that have not been timely filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The only class of equity securities of Panache Beverage, Inc. issued and outstanding is Common Stock, $.001 par value. The tables below sets forth, as of June 2, 2014, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of Panache Beverage Inc.; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire beneficial ownership of within 60 days of June 2, 2014 through the exercise of any stock option, warrant or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power with respect to the shares shown as beneficially owned.

A total of 27,055,891 shares of our common stock were issued and outstanding as of June 2, 2014.

Security Ownership of Management

Name and Address (1)	Position	Common Stock Beneficially Owned		Percent of Class
Michael Romer	Interim CEO, Managing Director, Director	312,500	(2)	1.14%
Thomas G. Smith	Chief Financial Officer	0		---
David Shara	Director	190,000	(3)	*
Nick Hines	Director	0		---
All officers and directors as a group (4 persons named above)		502,500	(2)(3)	1.84%

* Less than 1%

Certain Beneficial Owners

The following table sets forth certain information with respect to persons known by the management of the Company to own beneficially more than five percent (5%) of the voting securities of the Company as of June 2, 2014:

Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class

James Dale	13,200,000	(4)	48.25%
Agata Podedworny	4,150,000	(5)	15.25%
MIS Beverage Holdings LLC	2,150,000	(6)	7.90%

(1)	Unless otherwise specified, the address of each of the persons set forth hereto is in care of the Company at 150 Fifth Avenue, 3rd Floor, New York, NY 10010.

(2)	Includes 250,000 shares of Common Stock that can be acquired pursuant to vested stock warrants presently owned by Mr. Romer. Does not include an additional 250,000 Common Stock unvested warrants.

(3)	Includes 30,000 shares of Common Stock that can be acquired pursuant to vested stock warrants presently owned by Mr. Shara.

(4)	Includes 300,000 shares of Common Stock that can be acquired pursuant to vested stock warrants presently owned by Mr. Dale. Does not include an additional 300,000 Common Stock unvested warrants.

(5)	Includes 150,000 shares of Common Stock that can be acquired pursuant to vested stock warrants presently owned by Ms. Podedworny. Does not include an additional 150,000 Common Stock unvested warrants.

(6)
Includes 150,000 shares of Common Stock that can be acquired pursuant to vested stock warrants presently owned by MIS Beverage Holdings, LLC. Does not include an additional 150,000 Common Stock unvested warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 14, 2013, pursuant to a Term Loan Agreement dated February 14, 2013 (“Wodka Loan Agreement”), Wodka issued a promissory note for $1,400,000 to Consilium Corporate Recovery Master Fund, Ltd. (“Lender”) originally due on February 14, 2016 and bearing interest at 12% per annum. Interest is payable quarterly in arrears. The Company used the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the Wodka Loan Agreement and agreed to retain a portion of the proceeds in escrow to be released based on budgets approved by the Lender. The principal amount of the note as of December 31, 2013 is $1,400,000. Charles Cassel serves as the managing director of Lender and served as Chairman of the Board and a director of the Company from December 21, 2012 until April 21, 2014.

On February 14, 2013, the Company issued Consilium Investment Management, LLC (“Consilium”), a warrant to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services under a financial advisory agreement (the “Advisory Agreement”). The warrants vest in eight equal tranches every six months over the consulting period. The exercise of the warrants is limited pursuant to a blocker provision contained in the warrants so that the warrants may only be exercised to extent that Consilium’s beneficial ownership does not exceed 4.99% of the issued and outstanding shares of common stock after taking into account the exercise of the warrant. Such amount may be increased or decreased by Consilium upon 61 days prior written notice to the Company. The warrants expire on February 14, 2018. The Company valued the stock warrants at $740,968 using the Black Scholes model. Charles Cassel serves as the managing director of Consilium. On April 21, 2014, Consilium terminated the Advisory Agreement.

On May 9, 2013, the Company issued a $4,000,000 promissory note to Lender. The note bears interest at 8% per annum with interest payable quarterly in arrears starting on March 31, 2014. Interest accrued in the amount of $210,667 through December 31, 2013 was capitalized and added to the principal of the note. Final payment of all principal due under the note, plus accrued interest, was originally due on May 9, 2016. The principal amount of the note as of December 31, 2013 was $4,210,667.

On March 31, 2014, the Company entered into an Omnibus Modification, Note Extension and Ratification Agreement (the “Omnibus Amendment”) with Lender. The Company, its affiliates and subsidiaries had entered into previous loan transactions with Lender, dated December 21, 2012 and May 9, 2013, respectively, under which the Company and its affiliates borrowed an aggregate of $7,500,000, secured by certain assets and common stock (collectively, the "Previous Loans"). Pursuant to the Omnibus Agreement, the Company, its affiliates and subsidiaries reconfirmed the Previous Loans, reconfirmed that the obligations under the Previous Loans are in full force and effect and extended the maturity dates of the Previous Loans to May 9, 2017. The Company paid the Lender an extension fee of $15,250.

Also on March 31, 2014, the Company entered into an Omnibus Modification, Note Extension and Ratification Agreement (the “Wodka Omnibus Amendment”) with the Lender in connection with a previous loan transaction between the Company’s Wodka LLC and Panache LLC subsidiaries and Lender, dated February 14, 2013, under which the Wodka borrowed an aggregate of $1,400,000, secured by certain assets (the "Previous Wodka Loan"). Pursuant to the Wodka Omnibus Agreement, the Wodka LLC and Panache LLC reconfirmed the Previous Wodka Loan, reconfirmed that the obligations under the Previous Wodka Loan are in full force and effect and extended the maturity dates of the Previous Wodka Loan to May 9, 2017. The Company paid the Lender an extension fee of $3,750.

On May 6, 2014, the Company received written notice from Lender (the “Default Notice”) of certain events of defaults under that certain Amended and Restated Loan Agreement, dated as of May 9, 2013, as amended to date, and the ancillary promissory notes and related loan documents related thereto (collectively, the “Amended Loan Agreement”). The aggregate principal amount due under the Amended Loan Agreement as of the date hereof is $6,310,667.

Pursuant to the Default Notice, Lender has agreed not to charge the default interest rate or late fee on the outstanding obligations and does not intend to exercise any other rights and remedies available to it at this time, but reserves the right to do so.

The Amended Loan Agreement provides that upon the occurrence of an event of default, among other things, all obligations of the Company owed to Lender will bear the interest at the default rate of 17% per annum while such defaults exist and the Company is required to pay Lender a late fee of 5% of any monthly installment of principal, interest and/or fees and expenses. In addition, upon the election of Lender, all obligations under the Amended Loan Agreement may become immediately due and payable.

Pursuant to the Amended Loan Agreement, the Company pledged certain of its assets to Lender, including (i) its second priority security interest in the real and personal property constituting the distillery own by Panache Distillery, LLC, pursuant to the Distillery Mortgage, (ii) its security interest in its membership interests in Panache, LLC, Panache USA, LLC, Alibi NYC, LLC, Alchemy International, LLC and Panache Distillery, LLC, pursuant to an Amended and Restated Pledge and Security Agreement, dated as of May 9, 2013, (iii) trademarks held by its subsidiaries Alibi NYC, LLC and Alchemy International, LLC pursuant to a Trademark Security Agreement and (iv) its depository account and the escrow account holding funds yet to be disbursed pursuant to the Amended Loan Agreement, pursuant to a Pledge and Assignment of Depository Account. In addition, the Amended Loan Agreement is additionally secured by the limited guaranty of Panache, LLC, Alibi NYC, LLC, and Alchemy International, LLC.

The Amended Loan Agreement is also secured by certain stock pledge agreements with James Dale, Agata Podedworny, Sjoerd de Jong and MIS Beverage Holdings, LLC, the Company’s principal stockholders, who pledged an aggregate of 19,900,000 shares of the Company’s common stock as collateral.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associate.

Item 14. Principal Accountant Fees and Services

The Board of Directors has engaged Silberstein Ungar, PLLC to serve as the Company’s independent registered public accounting firm. During the years ended December 31, 2013 and 2012 and through the date hereof, neither the Company nor anyone acting on its behalf consulted Silberstein with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Silberstein concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

For the years ended December 31, 2013 and 2012, Silberstein Ungar, PLLC’s fees for professional services were as follows:

Audit Fees. Fees for services performed by Silberstein during fiscal years 2013and 2012 relating to the audit of our consolidated annual financial statements, and the review of our consolidated quarterly financial statements included in our Forms 10-Q were approximately $45,300 and $30,800, respectively.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such fees paid in fiscal years 2013 or 2012.

Tax Fees. None.

All Other Fees. There were no other fees paid

Pre-Approval Policies

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

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

10.4	Pledge and Security Agreement dated December 21, 2012 among James Dale, Agata Podedworny and Consilium Corporate Recovery Master Fund, Ltd. (3)

10.5	Stock Pledge Agreements dated December 21, 2012 executed by James Dale, MIS Beverage Holdings, Agata Podedworny and Sjoerd De Jong. (3)

10.6	Limited Guaranty to Consilium Corporate Recovery Master Fund, Ltd. signed by Alchemy, Panache and Alibi to reflect they received more than adequate consideration for their respective pledges. (3)

10.7	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $2,100,000 loan from Consilium Corporate Recovery Master Fund, Ltd. (3)

10.8	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Panache Beverage Inc. (3)

10.9	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated November 12, 2012. (3)

10.10	Importer Distribution Agreement between Panache Beverage, Inc. and Domaine Select Wine Estates. (3)

10.11	Amended and Restated Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc.(4)

10.12	First Amendment to Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc. (3)

10.13	Amended and Restated Financial Advisor Warrant Agreement between Panache Beverage, Inc. and Consilium Investment Management LLC. (4)

10.14	Loan Agreement dated February 14, 2013 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC. (3)

10.15	Promissory Note dated February 14, 2013 for $1,400,000 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC. (3)

10.16	Pledge and Security Agreement dated February 14, 2013 among Wodka LLC, Panache LLC and Consilium Corporate Recovery Master Fund, Ltd. (3)

10.17	Amended and Restated Financial Advisor Warrant Agreement between Panache Beverage, Inc. and Consilium Investment Management LLC.(4)

10.18	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $1,400,000 loan from Consilium Corporate Recovery Master Fund, Ltd.(3)

10.19	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Wodka LLC.(3)

10.20	Waiver of Rights by Van Wagner Communications, LLC with respect to the Operating Agreement of Wodka LLC. (3)

10.21	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Panache LLC. (3)

10.22	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Alibi NYC, LLC. (3)

10.23	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Wodka, LLC. (3)

10.24	Factoring and Security Agreement dated October 30, 2012 between Alibi NYC, LLC and Mast Capital Partners, LLC. (3)

10.25	Client Factoring Relationship Letter dated November 9, 2012 from Mast Capital Partners, LLC to MHW, Ltd. (3)

10.26	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated June 20, 2012. (3)

10.28	Amended and Restated Loan Agreement dated May 9, 2013 between Consilium Corporate Recovery Master Fund, LTD. (5)

10.27	Promissory Note of Panache Beverage, Inc. payable to Consilium Corporate Recovery Master Fund, Ltd., dated May 9, 2013, in the principal amount of $4,000,000. (6)

10.29
Omnibus Modification Agreement, dated May 9, 2013, by and between Consilium Corporate Recovery Master Fund, Ltd, and Panache Beverage, Inc., Alibi NYC, LLC, Panache USA, LLC, Alchemy International, LLC, MIS Beverage Holdings, LLC, James Dale, Agata Podedworny, Sjoerd de Jong and Panache Distillery, LLC. (6)

10.30	Asset Purchase Agreement dated May 15, 2013 between Panache Distillery LLC and Douglas Joint Venture, Empire Join Venture and V-3 Joint Venture, LLC. (5)

10.31	Amendment No. 1 to the Asset Purchase Agreement, date as of May 15, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(7)

10.31	Amendment No. 2 to the Asset Purchase Agreement, date as of May 21, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(7)

10.32	Amendment No. 3 to the Asset Purchase Agreement, date as of May 30, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(7)

10.33	Amendment No. 4 to the Asset Purchase Agreement, date as of May 30, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(7)

10.34	$3,500,000 Promissory Note, dated August 22, 2013, payable to Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (8)

10.35	Amendment No. 5 to the Asset Purchase Agreement dated as of August 22, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (8)

10.36
Purchase Money Mortgage and Security Agreement and Assignment of Rents and Leases and Fixture Filing, dated August 23, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (8)

10.37
First Amendment to Amended and Restated Loan, dated September 4, 2013, by and between Consilium Corporate Recovery Master Fund, Ltd, and Panache Beverage, Inc., Alibi NYC, LLC, Panache USA, LLC, Alchemy International, LLC, MIS Beverage Holdings, LLC, James Dale, Agata Podedworny, Sjoerd de Jong and Panache Distillery, LLC. (8)

10.38
Second Amendment to Amended and Restated Loan Agreement, dated October 29, 2013, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., James Dale, Agata Podedworny, Sjoerd de Jong, MIS Beverage Holdings, LLC, Panache Distillery, LLC, Alibi NYC, LLC, Panache USA, LLC, and Alchemy International, LLC. (9)

10.39
First Amendment to Amended and Restated Trademark Assignment and Security Agreement, dated October 29, 2013, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., Alibi NYC, LLC, Panache, LLC, and Alchemy International, LLC.(9)

10.40	Employment Agreement, dated as of March 1, 2012, by and between the Company and James Dale. (4)*

10.41	Employment Agreement, dated as of April 1, 2012, by and between the Company and Agata Podedworny. (4)*

10.42	Employment Agreement, dated as of July 1, 2012, by and between the Company and Sjoerd de Jong. (4)*

10.43	Employment Agreement, dated as of June 1, 2013, by and between the Company and Michael Romer. (4)*

10.44
Omnibus Modification, Note Extension and Ratification Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., James Dale, Agata Podedworny, Sjoerd de Jong, MIS Beverage Holdings, LLC, Panache Distillery, LLC, Alibi NYC, LLC, Panache USA, LLC, and Alchemy International, LLC. (10)

10.45	Omnibus Modification, Note Extension and Ratification Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD, Wodka, LLC and Panache, LLC. (10)

10.46	Amended and Restated Mortgage and Security Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD and Panache Distillery, LLC. (10)

10.47	Forbearance Agreement, dated May 8, 2014, by and between the Company and ConsiliumCorporate Recovery Master Fund LTD.

10.48	Second Amended and Restated Guaranty Mortgage and Security Agreement, dated May8, 2014,of Panache Distillery, LLC. (11)

14	Code of Ethics.(12)

21	List of Subsidiaries of the Registrant.(4)

31.1	Certification of Chief Executive Officer.(4)

31.2	Certification of Chief Financial Officer. (4)

31.3	Certification of Chief Executive Officer. †

31.4	Certification of Chief Financial Officer. †

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(4)

101.INS	XBRL Instance Document. (4) **

101.SCH	XBRL Taxonomy Extension Schema Document. (4)**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (4)**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (4)**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(4) **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (4)**

(1)	Included as an exhibit to the Current Report on Form 8-K filed on November 4, 2013 and incorporated herein by reference.
(2)	Included as an exhibit to the Company's Information Statement on Schedule 14C filed with the SEC on October 9, 2013 and incorporated herein by reference.
(3)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 1, 2013 and incorporated herein by reference.
(4)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 10, 2014 and incorporated herein by reference.
(5)	Included as an exhibit to the Quarterly Report on Form 8-K, filed on August 19, 2013 and incorporated herein by reference.
(6)	Included as an exhibit to Amendment No. 1 to Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference.
(7)	Included as an exhibit to Amendment No. 1 to Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference.
(8)	Included as an exhibit to the Quarterly Report on Form 10-Q, filed on November 14, 2013 and incorporated herein by reference.
(9)	Included as an exhibit to the Current Report on Form 8-K, filed on November 4, 2013 and incorporated herein by reference.
(10)	Included as an exhibit to the Current Report on Form 8-K, filed on April 4, 2014 and incorporated herein by reference.
(11)	Included as an exhibit to the Current Report on Form 8-K, filed on May 12, 2014 and incorporated herein by reference.
(12)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 16, 2012 and incorporated herein by reference.

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
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

PANACHE BEVERAGE INC.

Date: June 2, 2014	By:	/S/ MICHAEL ROMER
Michael Romer, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MICHAEL ROMER	Interim President and Chief Executive Officer	June 2, 2014
Michael Romer	(Principal Executive Officer)

/S/ THOMAS G. SMITH	Chief Financial Officer (Principal Financing and Accounting Officer)	June 2, 2014
Thomas G. Smith

/S/ DAVID SHARA	Director	June 2, 2014
David Shara

/S/ NICHOLAS HINES	Director	June 2, 2014
Nicholas Hines

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated as of October 29, 2013 by and between Panache Beverage, Inc., a Florida corporation, and Panache Beverage, Inc. (1)

3.1	Certificate of Incorporation of Panache Beverage, Inc. (2)

3.2	By-laws of Panache Beverage, Inc. (2)

10.1	Loan Agreement dated December 21, 2012 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc. (3)

10.2	Promissory Note dated December 21, 2012 for $2,100,000 between Consilium Corporate Recovery Master Fund, Ltd. and Panache Beverage Inc. (3)

10.3
Trademark Assignment and Security Agreement dated December 21, 2012 among Consilium Corporate Recovery Master Fund, Ltd., Panache Beverage Inc., Panache LLC, Alchemy International, LLC, and Alibi NYC, LLC. (3)

10.4	Pledge and Security Agreement dated December 21, 2012 among James Dale, Agata Podedworny and Consilium Corporate Recovery Master Fund, Ltd. (3)

10.5	Stock Pledge Agreements dated December 21, 2012 executed by James Dale, MIS Beverage Holdings, Agata Podedworny and Sjoerd De Jong. (3)

10.6	Limited Guaranty to Consilium Corporate Recovery Master Fund, Ltd. signed by Alchemy, Panache and Alibi to reflect they received more than adequate consideration for their respective pledges. (3)

10.7	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $2,100,000 loan from Consilium Corporate Recovery Master Fund, Ltd. (3)

10.8	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Panache Beverage Inc. (3)

10.9	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated November 12, 2012. (3)

10.10	Importer Distribution Agreement between Panache Beverage, Inc. and Domaine Select Wine Estates. (3)

10.11	Amended and Restated Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc.(4)

10.12	First Amendment to Financial Advisor Agreement between Consilium Investment Management LLC and Panache Beverage, Inc. (3)

10.13	Amended and Restated Financial Advisor Warrant Agreement between Panache Beverage, Inc. and Consilium Investment Management LLC. (4)

10.14	Loan Agreement dated February 14, 2013 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC. (3)

10.15	Promissory Note dated February 14, 2013 for $1,400,000 between Consilium Corporate Recovery Master Fund, Ltd. and Wodka LLC. (3)

10.16	Pledge and Security Agreement dated February 14, 2013 among Wodka LLC, Panache LLC and Consilium Corporate Recovery Master Fund, Ltd. (3)

10.17	Amended and Restated Financial Advisor Warrant Agreement between Panache Beverage, Inc. and Consilium Investment Management LLC.(4)

10.18	Loan Service Agreement with Chicago Title Insurance Company dated December 17, 2012 in connection with $1,400,000 loan from Consilium Corporate Recovery Master Fund, Ltd.(3)

10.19	Pledge and Assignment of Depository Agreement and Operating Accounts to Consilium Corporate Recovery Master Fund, Ltd. by Wodka LLC.(3)

10.20	Waiver of Rights by Van Wagner Communications, LLC with respect to the Operating Agreement of Wodka LLC. (3)

10.21	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Panache LLC. (3)

10.22	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Alibi NYC, LLC. (3)

10.23	Intercreditor Agreement dated February 12, 2013 between Mast Capital Partners, LLC and Consilium Corporate Recovery Master Fund, Ltd. with respect to Wodka, LLC. (3)

10.24	Factoring and Security Agreement dated October 30, 2012 between Alibi NYC, LLC and Mast Capital Partners, LLC. (3)

10.25	Client Factoring Relationship Letter dated November 9, 2012 from Mast Capital Partners, LLC to MHW, Ltd. (3)

10.26	Exclusive Importer Distribution Agreement with Domaine Select Wine Estates and Alibi dated June 20, 2012. (3)

10.28	Amended and Restated Loan Agreement dated May 9, 2013 between Consilium Corporate Recovery Master Fund, LTD. (5)

10.27	Promissory Note of Panache Beverage, Inc. payable to Consilium Corporate Recovery Master Fund, Ltd., dated May 9, 2013, in the principal amount of $4,000,000. (6)

10.29
Omnibus Modification Agreement, dated May 9, 2013, by and between Consilium Corporate Recovery Master Fund, Ltd, and Panache Beverage, Inc., Alibi NYC, LLC, Panache USA, LLC, Alchemy International, LLC, MIS Beverage Holdings, LLC, James Dale, Agata Podedworny, Sjoerd de Jong and Panache Distillery, LLC. (6)

10.30	Asset Purchase Agreement dated May 15, 2013 between Panache Distillery LLC and Douglas Joint Venture, Empire Join Venture and V-3 Joint Venture, LLC. (5)

10.31	Amendment No. 1 to the Asset Purchase Agreement, date as of May 15, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(7)

10.31	Amendment No. 2 to the Asset Purchase Agreement, date as of May 21, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(7)

10.32	Amendment No. 3 to the Asset Purchase Agreement, date as of May 30, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(7)

10.33	Amendment No. 4 to the Asset Purchase Agreement, date as of May 30, 2013, by and between Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC and Panache Distillery, LLC.(7)

10.34	$3,500,000 Promissory Note, dated August 22, 2013, payable to Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (8)

10.35	Amendment No. 5 to the Asset Purchase Agreement dated as of August 22, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (8)

10.36
Purchase Money Mortgage and Security Agreement and Assignment of Rents and Leases and Fixture Filing, dated August 23, 2013 by and between the Company and Douglas Joint Venture, Empire Joint Venture and V-3 Joint Venture, LLC. (8)

10.37
First Amendment to Amended and Restated Loan, dated September 4, 2013, by and between Consilium Corporate Recovery Master Fund, Ltd, and Panache Beverage, Inc., Alibi NYC, LLC, Panache USA, LLC, Alchemy International, LLC, MIS Beverage Holdings, LLC, James Dale, Agata Podedworny, Sjoerd de Jong and Panache Distillery, LLC. (8)

10.38
Second Amendment to Amended and Restated Loan Agreement, dated October 29, 2013, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., James Dale, Agata Podedworny, Sjoerd de Jong, MIS Beverage Holdings, LLC, Panache Distillery, LLC, Alibi NYC, LLC, Panache USA, LLC, and Alchemy International, LLC. (9)

10.39
First Amendment to Amended and Restated Trademark Assignment and Security Agreement, dated October 29, 2013, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., Alibi NYC, LLC, Panache, LLC, and Alchemy International, LLC.(9)

10.40	Employment Agreement, dated as of March 1, 2012, by and between the Company and James Dale. (4)*

10.41	Employment Agreement, dated as of April 1, 2012, by and between the Company and Agata Podedworny. (4)*

10.42	Employment Agreement, dated as of July 1, 2012, by and between the Company and Sjoerd de Jong. (4)*

10.43	Employment Agreement, dated as of June 1, 2013, by and between the Company and Michael Romer. (4)*

10.44
Omnibus Modification, Note Extension and Ratification Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD, and Panache Beverage, Inc., James Dale, Agata Podedworny, Sjoerd de Jong, MIS Beverage Holdings, LLC, Panache Distillery, LLC, Alibi NYC, LLC, Panache USA, LLC, and Alchemy International, LLC. (10)

10.45	Omnibus Modification, Note Extension and Ratification Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD, Wodka, LLC and Panache, LLC. (10)

10.46	Amended and Restated Mortgage and Security Agreement, dated as of March 31, 2014, by and between Consilium Corporate Recovery Master Fund, LTD and Panache Distillery, LLC. (10)

10.47	Forbearance Agreement, dated May 8, 2014, by and between the Company and ConsiliumCorporate Recovery Master Fund LTD.

10.48	Second Amended and Restated Guaranty Mortgage and Security Agreement, dated May8, 2014,of Panache Distillery, LLC. (11)

14	Code of Ethics.(12)

21	List of Subsidiaries of the Registrant.(4)

31.1	Certification of Chief Executive Officer.(4)

31.2	Certification of Chief Financial Officer. (4)

31.3	Certification of Chief Executive Officer. †

31.4	Certification of Chief Financial Officer. †

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(4)

101.INS	XBRL Instance Document. (4) **

101.SCH	XBRL Taxonomy Extension Schema Document. (4)**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (4)**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (4)**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(4) **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (4)**

(1)	Included as an exhibit to the Current Report on Form 8-K filed on November 4, 2013 and incorporated herein by reference.
(2)	Included as an exhibit to the Company's Information Statement on Schedule 14C filed with the SEC on October 9, 2013 and incorporated herein by reference.
(3)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 1, 2013 and incorporated herein by reference.
(4)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 10, 2014 and incorporated herein by reference.
(5)	Included as an exhibit to the Quarterly Report on Form 8-K, filed on August 19, 2013 and incorporated herein by reference.
(6)	Included as an exhibit to Amendment No. 1 to Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference.
(7)	Included as an exhibit to Amendment No. 1 to Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference.
(8)	Included as an exhibit to the Quarterly Report on Form 10-Q, filed on November 14, 2013 and incorporated herein by reference.
(9)	Included as an exhibit to the Current Report on Form 8-K, filed on November 4, 2013 and incorporated herein by reference.
(10)	Included as an exhibit to the Current Report on Form 8-K, filed on April 4, 2014 and incorporated herein by reference.
(11)	Included as an exhibit to the Current Report on Form 8-K, filed on May 12, 2014 and incorporated herein by reference.
(12)	Included as an exhibit to the Annual Report on Form 10-K, filed on April 16, 2012 and incorporated herein by reference.

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
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