Form 10-Q
period 2014-03-31
Panache Beverage, Inc.
filed 2014-06-10
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________to _________

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

Number of shares of common stock, par value $.001, outstanding as of June 9, 2014: 27,055,891

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

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of this Quarterly Report titled "Risk Factors," as well as the following risks and uncertainties:

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$221,075	$49,850
Restricted cash	387,208	1,942,158
Accounts receivable – net	231,419	173,803
Inventory	875,621	1,121,923
Prepaid expenses and other current assets	828,222	441,830
Total Current Assets	2,543,545	3,729,564

Property and Equipment - net	3,507,250	3,450,551

TOTAL ASSETS	$6,050,795	$7,180,115

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,197,987	$1,219,419
Due to factor	351,271	312,500
Notes payable	28,000	33,187
Loans payable – related parties	498,231	498,231
Accrued interest	283,779	153,305
Other current liabilities	794,215	619,612
Total Current Liabilities	3,153,483	2,836,254

Long term debt	11,210,667	11,210,667

Total Liabilities	14,364,150	14,046,921

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 27,055,891 shares issued and outstanding as of March 31, 2014 and December 31, 2013	27,056	27,056
Additional paid in capital	4,239,006	4,191,572
Additional paid in capital - warrants	606,514	483,373
Accumulated (deficit)	(11,801,542)	(10,366,003)
Total stockholders' deficit	(6,928,966)	(5,664,002)
Non-controlling interests	(1,384,389)	(1,202,804)
Total Equity (Deficit)	(8,313,355)	(6,866,806)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,050,795	$7,180,115

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)

	For the three months ended
	March 31,
	2014	2013

REVENUES-NET	$634,917	$1,417,138

COST OF GOODS SOLD	515,866	860,427

GROSS PROFIT	119,051	556,711

OPERATING EXPENSES
Advertising & promotion	289,115	267,044
Consulting	229,109	132,950
Professional fees	323,957	288,018
General & administrative	677,315	762,961
TOTAL OPERATING EXPENSES	1,519,496	1,450,973

LOSS FROM OPERATIONS	(1,400,445)	(894,262)

OTHER EXPENSE
Interest expense	(252,739)	(104,582)
Interest income	11,060	11,061
Gain on legal settlements	25,000	-
Gain on extinguishment of debt	-	58,296
TOTAL OTHER EXPENSE	(216,679)	(35,225)

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(1,617,124)	(929,487)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	181,585	120,972

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,435,539)	(808,515)

PROVISION FOR INCOME TAXES	-	-

NET LOSS ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(1,435,539)	$(808,515)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	27,055,891	26,310,526

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) - (Unaudited)
AS OF MARCH 31, 2014

	Common Stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders' Equity	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Deficit	(Deficit)	Interests	(Deficit)

Balance, January 1, 2013	26,760,891	26,761	3,212,623	234,117	(5,783,334)	(2,309,833)	(486,422)	(2,796,255)

Common stock issued for services rendered	260,000	260	145,740	-	-	146,000	-	146,000

Warrants vested for services rendered	-	-	-	475,020	-	475,020	-	475,020

Warrants expired	-	-	225,764	(225,764)	-	-	-	-

Stock-based compensation	-	-	607,480	-	-	607,480	-	607,480

Issuance of shares from stock-based compensation	35,000	35	(35)	-	-	-	-	-

Net loss for the period ended December 31, 2013	-	-	-	-	(4,582,669)	(4,582,669)	(716,382)	(5,299,051)

Balance, December 31, 2013	27,055,891	27,056	4,191,572	483,373	(10,366,003)	(5,664,002)	(1,202,804)	(6,866,806)

Warrants vested for services rendered	-	-	-	123,141	-	123,141	-	123,141

Stock-based compensation	-	-	47,434	-	-	47,434	-	47,434

Net loss for the period ended March 31, 2014	-	-	-	-	(1,435,539)	(1,435,539)	(181,585)	(1,617,124)

Balance, March 31, 2014	27,055,891	$27,056	$4,239,006	$606,514	$(11,801,542)	$(6,928,966)	$(1,384,389)	$(8,313,355)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the three months ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,435,539)	$(808,515)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(181,585)	(120,972)
Depreciation	1,931	2,201
Stock issued & warrants vested for services rendered	123,141	233,950
Stock based compensation	47,434	170,950
Changes in assets and liabilities:
Restricted cash	1,554,950	(150,051)
Accounts receivable	(57,616)	292,369
Inventory	246,302	85,599
Prepaid expenses	(386,392)	(186,500)
Accounts payable	(21,432)	(62,669)
Accrued interest	130,474	(45,333)
Other current liabilities	174,603	11,073
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	196,271	(577,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(58,630)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(58,630)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(5,187)	(261,370)
Proceeds from loans payable – related parties	-	215,153
Repayments of loans payable – related parties	-	(307,003)
Net proceeds from (repayment to) factor	38,771	(638,617)
Proceeds from long term debt and related stock warrants	-	1,400,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,584	408,163

NET DECREASE IN CASH	171,225	(169,735)
Cash, beginning of period	49,850	714,178
Cash, end of period	$221,075	$544,443

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$122,265	$138,854

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock and warrants issued for services rendered	$123,141	$664,540

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

Panache IP Holdings, Inc. (“IP Holdings”) was organized as a domestic corporation in the State of Delaware on September 26, 2013 as a wholly owned subsidiary of Panache Beverage, Inc. IP Holdings was established to preserve the Company’s patented intellectual property and trademarks. As of March 31, 2014, IP Holdings is dormant with no activity.

On March 10, 2014, the Company organized three limited liability companies, OGB Holdings, LLC (“OGB”), Old South Shine, LLC (“Old South Shine”) and Spirytus, LLC (“Spirytus”), in the State of Delaware as wholly owned subsidiaries of Panache Beverage, Inc. These entities are part of the Company’s intention to release an entire line of spirits from its Panache Distillery facility in New Port Richey, FL. As of March 31, 2014, these entities are dormant with no material activity.

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

Accounting basis

The Company uses the accrual basis of accounting and generally accepted accounting principles in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year end. Certain reclassifications were made to the 2013 financial statements presentation in order to conform to the 2014 presentation. Such reclassifications had no effect on reported income.

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

Advertising

Advertising costs are expensed as incurred and aggregated $289,115 and $267,044 for the three months ended March 31, 2014 and 2013, respectively.

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2013 Annual Report on Form 10-K and remain unchanged as of March 31, 2014.

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

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management’s review of outstanding balances, no allowance for doubtful accounts was recorded as of March 31, 2014 and December 31, 2013.

Bad debt expense was $0 for the three months ended March 31, 2014 and 2013.

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services. The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services. The Company recognized $0 and $135,250 of professional fee expense in relation to these agreements for the three months ended March 31, 2014 and 2013, respectively. No prepaid expenses relating to these agreements were outstanding as of March 31, 2014 and December 31, 2013.

NOTE 4 – FACTORING AGREEMENT

The Company is party to a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain Alchemia accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 75% of the net amount of eligible accounts receivable up to an initial maximum of $250,000 for each brand and possible increased maximum of $1,000,000 and $500,000, respectively. The factor's purchase of the eligible accounts receivable includes a discount fee which is deducted from the face value of each collection. The Discount Fee is based on the number of days outstanding from the date of purchase. The Discount Fee is 3.0% if paid within 30 days and 1.0% for each 10 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability.

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

The combined balance due to the factors as of March 31, 2014 and December 31, 2013 was $351,271and $312,500, respectively. Factor expense charged to operations for the three months ended March 31, 2014 and 2013 amounted to $21,427 and $65,311, respectively.

NOTE 5 – NOTES PAYABLE

On June 11, 2013, the Company borrowed $22,860 from a third party at an interest rate of 7.20% per annum. The loan was used to finance directors’ and officers’ insurance and is due in nine equal monthly payments of $2,617. The balance of this loan was $0 and $5,187 as of March 31, 2014 and December 31, 2013.

On August 11, 2011, the Company borrowed $28,000 from a third party for working capital purposes. The loan is non-interest bearing and payable on demand. The balance of this loan was $28,000 as of March 31, 2014 and December 31, 2013.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its former chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of March 31, 2014 and December 31, 2013. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party.

The Company had additional loans payable to related parties totaling $253,231 at March 31, 2014 and December 31, 2013. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of:

	March 31,	December 31,
	2014	2013
Excise taxes payable	$141,237	$75,954
Customer deposits	-	9,561
Accrued salaries	377,119	330,374
Deferred revenue	100,000	100,000
Accrued expenses and other liabilities	175,859	103,723
Total other current liabilities	$794,215	$619,612

NOTE 8 – LONG TERM DEBT

On August 22, 2013, in connection with the acquisition of the Panache Distillery the Company issued a promissory note for $3,500,000 to Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC (“the Sellers”) due on August 22, 2016 and bearing interest at 6% per annum. Interest is payable semiannually in arrears. The promissory note is secured by a first lien Purchase Money Mortgage and Security Agreement secured by the purchased assets. The principal amount of this note as of March 31, 2014 and December 31, 2013 was $3,500,000.

On May 9, 2013, Panache Beverage, Inc. issued a promissory note to Consilium Corporate Recovery Master Fund, Ltd. ("Consilium"), which resulted in gross proceeds of $4,000,000 before fees and other expenses associated with the transaction (the “$4,000,000 Note”). The $4,000,000 Note bears interest at 8% per annum with interest payable quarterly in arrears starting on March 31, 2014. Interest accrued through December 31, 2013 was capitalized and added to the principal. On December 31, 2013, the Company capitalized $210,667 of interest into the principal of the note. The Company agreed to retain a portion of this loan in escrow to be released in accordance with annual budgets approved by the lender. In March 2014, the Company and Consilium entered into an agreement that extended the maturity date of the $4,000,000 Note to May 9, 2017. The principal amount the note as of March 31, 2014 and December 31, 2013 was $4,210,667.

On February 14, 2013, pursuant to a term loan agreement dated February 14, 2013 (“2013 Loan Agreement”) between the parties, Wodka issued a promissory note for $1,400,000 to Consilium due on February 14, 2016 and bearing interest at 12% per annum (the “$1,400,000 Note”). Interest is payable quarterly in arrears. The Company used the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the 2013 Loan Agreement and agreed to retain $800,000 of the proceeds in escrow to be released in accordance with annual budgets approved by the lender. As of June 6, 2014, $7,000 of such funds remained in escrow. In March 2014, the Company and Consilium entered into an agreement that extended the maturity date of the $1,400,000 Note to May 9, 2017. As of March 31, 2014 and December 31, 2013, the principal amount of the note is $1,400,000.

NOTE 8 – LONG TERM DEBT – (Continued)

On December 21, 2012, pursuant to a term loan agreement (“Loan Agreement”) between the parties, the Company issued a promissory note for $2,100,000 to Consilium due on December 31, 2015 and bearing interest at 12% per annum (the “$2,100,000 Note”). Interest is payable quarterly in arrears. The Company used the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the Loan Agreement and agreed to retain $600,000 of the proceeds in escrow to be released in accordance with annual budgets approved by the lender. As of June 6, 2014, $7,000.00 remains in escrow. Concurrent with the issuance of the note, the managing director of Consilium Investment Management, LLC (“CIM”) was appointed to the Board of Directors of the Company. On April 21, 2014, the Managing Director of CIM resigned from the Board of Directors of the Company and as Chairman. In March 2014, the Company and Consilium entered into an agreement that extended the maturity date of the $2,100,000 Note to May 9, 2017. The principal amount of this note as of March 31, 2014 and December 31, 2013 was $2,100,000.

On May 6, 2014, the Company received written notice from Consilium (the “Default Notice”) of certain events of defaults under the above loans. The aggregate principal amount due as of the date of the Default Notice was $6,310,667. Pursuant to the Default Notice, Consilium agreed not to charge the default interest rate or late fee on the outstanding obligations and does not intend to exercise any other rights and remedies available to it at this time, but reserved the right to do so.

On May 8, 2014, in connection with the Default Notice, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with Consilium, which provided that Consilium would not exercise any of its rights under the above noted loan agreements for a period ending on June 6, 2014, which period has since been extended to June 13, 2014. In addition, the Forbearance Agreement allowed the Company to draw down the remaining funds held in escrow. As of June 6, 2014, $7,000 of such funds remained in escrow and Consilium has provided an additional $345,000 of funding. Such funds will be used solely to pay operating costs set forth in a budget agreed to by the Company and Consilium.

Future maturities of long term debt as of March 31, 2014 are as follows:

For the year ended:
December 31, 2014	$526,231
December 31, 2015	-
December 31, 2016	3,500,000
December 31, 2017	7,710,667
December 31, 2018	-
$11,736,898

NOTE 9 – RELATED PARTY TRANSACTIONS

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. The loan balance of $245,000 was outstanding as of March 31, 2014 and December 31, 2013.

In addition, the Company received various loans from related parties to fund operations. The related party loans totaled $253,231 at March 31, 2014 and December 31, 2013 and are unsecured and non-interest bearing with no stated payment terms.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On August 8, 2013, the Company entered into an agreement with Engine Shop LLC, to sublease administrative space for monthly rent of $5,000 through January 30, 2018. The Company has the right to terminate the sublet agreement with 30 days’ notice. Rent expense was $15,000 and $1,080 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 11 – STOCKHOLDERS’ DEFICIT

The following table shows the warrant activity for the three months ended March 31, 2014:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	7,365,000	$0.69
Issued	15,000	$1.50
Exercised	-	$-
Expired	-	$-
Outstanding as of March 31, 2014	7,380,000	$0.69	3.0 years	$-

On March 31, 2014, the Company issued a director warrants to purchase 15,000 shares of common stock at an exercise price of $1.50 with an expiration date of December 31, 2015. The warrants vest on September 30, 2014. The Company valued the stock warrants at $447 using the Black Scholes model.

The Company recognized $47,434 and $170,950 of stock compensation expense for the quarters ended March 31, 2014 and 2013, respectively.

On February 14, 2013, pursuant to the Financial Advisory Agreement dated November 28, 2012 (“Financial Advisor Agreement”), the Company issued CIM warrants to purchase up to 1,840,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years. The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days’ notice. The warrants expire on February 14, 2018. The Company valued the stock warrants at $740,968 using the Black Scholes model.

On December 21, 2012, pursuant to the Financial Advisory Agreement, the Company issued CIM warrants to purchase up to 2,760,000 shares of the Company’s common stock at an exercise price of $0.50 per share in exchange for consulting services to be provided over four years. The warrants vest in eight equal tranches every six months over the consulting period and are exercisable upon at least 61 days’ notice. The warrants expire on December 21, 2017. The Company valued the stock warrants at $1,229,304 using the Black Scholes model.

The Company has recognized $123,141 and $104,950 of consulting expense in relation to warrant agreements with CIM for consulting services for the quarters ended March 31, 2014 and March 31, 2013.

NOTE 12 – NON-CONTROLLING INTERESTS

As of March 31, 2014 and December 31, 2013, the non-controlling interests balance was a deficit of $(1,384,389) and $(1,202,804), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the three months ended March 31, 2014 and 2013, $344,749 and $229,671, respectively, of Wodka’s net loss was allocated to Panache and $181,585 and $120,972, respectively, was allocated to noncontrolling interests.

NOTE 13 – CONCENTRATIONS AND RISK

Major customers

The Company had three customers represent approximately 48% of revenues for the three months ended March 31, 2014. These customers represented approximately 44% of the receivables outstanding as of March 31, 2014.

The Company had one customer represent approximately 100% of revenues for the three months ended March 31, 2013. This customer represented approximately 72% of the receivables outstanding as of March 31, 2013.

Major suppliers

The Company had one supplier represent approximately 95% of purchases for the three months ended March 31, 2014. This supplier represented approximately 4% of the payables outstanding as of March 31, 2014.

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

NOTE 14 – LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the three months ended March 31, 2014 and 2013, respectively. There was no dilutive earnings per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended March 31,
	2014	2013
Numerator:
Net loss attributable to Panache Beverage, Inc.	$(1,435,539)	$(808,515)

Denominator:
Weighted average shares outstanding	27,055,891	26,310,526

Basic net loss per share	$(0.05)	$(0.03)

NOTE 15 – GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2014, the Company had an accumulated deficit of $11,801,542. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in operating expenses; and (b) expansion of the business model into new markets. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2015, as its intent is to resolve the defaults under the Amended Loan Agreement with Consilium and restructure such loans. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which these financial statements were available to be issued. On May 6, 2014, the Company received the Default Notice from Consilium under the Loan Agreement and on May 8, 2014 entered into the Forbearance Agreement with Consilium. See Note 8 – Long Term Debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission  (the "SEC") on April 10, 2014 and as amended on Form 10-K/A and filed with the SEC on June 2, 2014. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q as well as in our most recent Annual Report on Form 10-K, as amended.

Overview and Recent Events

Panache Beverage Inc. ("the Company", "Panache Beverage", "Panache", "our Company", "we", "us", and similar references refer to Panache Beverage, Inc. and its subsidiaries) was incorporated under the laws of the State of Florida in 2004 and reincorporated in the State of Delaware in 2013. We are an alcoholic beverage company originally specializing in the development and aggressive early growth of spirits brands in order to establish our assets as viable and attractive acquisition candidates for the major global spirits companies. Panache’s initial focus was to build its brands as individual acquisition candidates while continuing to develop its pipeline of new brands into the Panache portfolio. Panache's existing portfolio contains spirit brands and the Panache Distillery, LLC. We have now begun to focus on developing our distillery as the major focus of our operations.

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

The two central facets of the Panache value creation strategy are the growth of existing assets and creation of brand assets to develop inside the portfolio. Panache is committed to delivering on these strategies through innovation – made possible through the acquisition of the distillery and its capabilities. Using our key industry relationships, we expect to create true asset value through our investment in Panache Distillery. In Q1 of 2014, we entered into an agreement with Florida based Premier Beverage Company for our new Old South Shine brand which we believe will result in true brand value from inception for Old South Shine.

Notice of Default under Consilium Loan Agreements

On May 6, 2014, we received written notice from Consilium (the “Default Notice”) of certain events of defaults under that certain Amended and Restated Loan Agreement, dated as of May 9, 2013, as amended to date, and the ancillary promissory notes and related loan documents related thereto (collectively, the “Amended Loan Agreement”). The aggregate principal amount due under the Loan Agreement as of the date hereof is $6,310,667.

Pursuant to the Default Notice, Consilium has agreed not to charge the default interest rate or late fee on the outstanding obligations and does not intend to exercise any other rights and remedies available to it at this time, but reserves the right to do so.

Pursuant to the Amended Loan Agreement, the Company pledged certain of its assets to Consilium, including (i) its second priority security interest in the real and personal property constituting the distillery own by Panache Distillery, LLC, pursuant to the Distillery Mortgage, (ii) its security interest in its membership interests in Panache, LLC, Panache USA, LLC, Alibi NYC, LLC, Alchemy International, LLC and Panache Distillery, LLC, pursuant to an Amended and Restated Pledge and Security Agreement, dated as of May 9, 2013, (iii) trademarks held by its subsidiaries Alibi NYC, LLC and Alchemy International, LLC pursuant to a Trademark Security Agreement and (iv) its depository account and the escrow account holding funds yet to be disbursed pursuant to the Amended Loan Agreement, pursuant to a Pledge and Assignment of Depository Account. In addition, the Amended Loan Agreement is additionally secured by the limited guaranty of Panache, LLC, Alibi NYC, LLC, and Alchemy International, LLC.

The Amended Loan Agreement is also secured by certain stock pledge agreements with James Dale, Agata Podedworny, Sjoerd de Jong and MIS Beverage Holdings, LLC, the Company’s principal stockholders, who pledged an aggregate of 19,900,000 shares of the Company’s common stock as collateral.

In connection with the Default Notice, on May 8, 2014, we entered into a forbearance agreement (the “Forbearance Agreement”) with Consilium which provided that Consilium will not exercise any of its rights under the Loan Agreement for a period ending on June 6, 2014, which period has since been extended until June 13, 2014. In addition, the Forbearance Agreement allowed the Company to draw down the remaining funds held in escrow under the Amended Loan Agreement. As of June 6, 2014,  $7,000 of such funds remained in escrow and Consilium has provided an additional $345,000 of funding. Such funds will be used solely to pay operating costs set forth in a budget agreed to by the Company and Consilium.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from our 2013 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

Net revenues were $634,917 and $1,417,138 for the three months ended March 31, 2014 and 2013, respectively. We currently generate our revenues mostly from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales returns and allowances by $0 and $383 during the three months ended March 31, 2014 and 2013, respectively.

The decrease in quarterly revenues from 2013 to 2014 was most attributable to changes implemented in our distribution strategies which were not as successful. With our distribution and sales relationships based primarily in on-premise venues we did not have a sufficient foundation in off premise retail stores and chains in order to create enough consumer demand to reach sales goals. The shortfall in sales did not allow for anticipated inventory depletions in that we were not able to capture enough new business to offset the previous years’ importer contractual breakdown and inventory clog in key states we relied upon for sales volume.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products including product delivery, broker fees and direct labor. Cost of goods sold was $515,866, or approximately 81% of revenue, and $860,427, or approximately 61% of revenue, during the three months ended March 31, 2014 and 2013, respectively.

The increase in cost of goods sold in the first quarter of 2014 as a percentage of revenue was attributable the implementation of distribution strategy changes which resulted in a decrease of revenues.

Expenses

Operating expenses were $1,519,496 and $1,450,973 for the three months ended March 31, 2014 and 2013, respectively. Consulting expenses increased $96,159 due to the vesting of stock warrants offset by a $85,646 increase in general and administrative expenses.

Net Loss

The Company’s net loss for stockholders was $1,435,539 and $808,515 for the three months ended March 31, 2014 and 2013, respectively. The change in net loss during the three months ended March 31, 2014 was attributable to a decrease in net revenues attributable to changes implemented in the Company’s marketing and distribution strategies. The marketing strategies increased cost wise in that the Company initiated an approach to the its spirits lines that involved transforming its marketing platform to target the millennials and create a viral presence. The Company developed applications, internet traffic and updated its websites accordingly. The strategy and its costs there in did not result in instant sales depletion and gratification in light of inventory pile up at the previous importer and distributor level.

Liquidity and Capital Resources

Cash flows provided by operating activities were $196,271 for the three months ended march 31, 2014 compared to cash flows provided by operating activities of $577,898 for the three months ended March 31, 2013. Cash flows from operations in the first quarter of 2014 resulted primarily from a decrease in restricted cash of $1,554,950, offset by a net loss of $1,435,539. Negative cash flows from operations for the three months ended March 31, 2013 were due mostly to the net loss of $808,515, plus the loss allocated to non-controlling interest of $120,972, partially offset by non-cash expenses of $404,900 from issuing stock and warrants to employees and external professionals for services rendered.

Cash flows used in investing activities were $58,630 and $0 for the three months ended March 31, 2014 and 2013, respectively, resulting from the purchase of equipment.

Cash flows provided by financing activities were $33,584 and $408,163 during the three months ended March 31, 2014 and 2013, respectively. Positive cash flows from financing activities during the first quarter of 2014 were due primarily to the proceeds from factors. Positive cash flows from financing activities during the three months ended March 31, 2013 were due primarily to issuance of long term debt in the amount of $1,400,000 partially offset by reduction in factor liabilities of $638,617, the net $91,850 repayment of related party notes payable, and repayment of notes payable in the amount of $261,370.

We had cash on hand of $608,283 as of March 31, 2014 including restricted cash. We expect this amount, along with current revenues and funds provided by Consilium, to be sufficient to meet our operating and capital requirements until approximately June 16, 2014, and intend to use the proceeds for general corporate purposes pursuant to a budget agreed upon with Consilium.

The Company is currently reviewing its business strategies taking significant steps toward reducing overhead, implementing revised sales and marketing strategies, and hiring a new executive team. If the Company is unable to successfully negotiate a modification of its debt with Consilium, the Company would need to rely on financing from outside sources through debt or equity transactions. Failure to successfully negotiate such modifications or obtain such financing could have a material adverse effect on operations and financial condition. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

·	Curtail launch of new products and lines of business
·	Forgo opportunities to secure supply of bulk spirits and to enter into certain agreements at Panache Distillery
·	Limit our future marketing efforts to areas that we believe would be the most profitable.

We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for establishment of production capabilities, and for selling, general and administrative expenses and other working capital requirements. We have, in the past, successfully completed financings, but, due to market conditions and other factors, including our development stage and our ability to continue as a going concern, we may be unable to raise the required capital in the future.

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and other factors. Funding may not be available when needed, at all, or on terms acceptable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the underlying securities are registered, and/or all restrictions on trading, if any, are removed, and in either case the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in price will have a material effect on the Company’s operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

The Company failed to timely file its amended annual report on Form 10K/A for the year ended December 31, 2013 and this quarterly report on Form 10-Q, which demonstrates that its disclosure controls and procedures have been inadequate.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and its Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Going forward from this filing, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2014.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Natwest Finance Limited v. Julia Drew, et al. District Court of New South Wales, Australia, No. 2012/267599. In this action filed in August 2012, Natwest sued Drew seeking to collect on a debt Drew owed to two subsidiaries of the Company pursuant to a guaranty that had been assigned to Natwest. The Company became involved as a result of dispute over the alleged wrongful termination of a distribution agreement involving Pure Beverage Pty. Ltd, Drew and Natwest and conflicting claims over the ownership of product located in the UK. In November 2013, there was a settlement in the case which (a) resolved the dispute between Natwest and Drew, along with the dispute between the Company (and its subsidiaries) and Pure regarding ownership of the UK product; (b) confirmed Pure's ownership of the UK product; (c) included general releases between (1) Natwest, Drew and Pure, and (2) the Panache Parties, Drew and Pure (including claims under the distribution agreement); and (d) placed on each party the responsibility for paying their own costs. The Company has been paying Natwest’s legal bills in this matter. To date, $105,299 has been paid in Natwest legal fees.

ITEM 1A. RISK FACTORS

We have had limited profitability and have incurred significant operating losses in the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception and limited profitability. Our net loss attributable to Panache Beverage, Inc. for the fiscal years ended December 31, 2013 and 2012 was $4,582,669 and $3,267,065, respectively, and for the three months ended March 31, 2014 and 2013 was $1,435,539 and $808,515, respectively. In addition, we had an accumulated deficit of $10,366,003 as of December 31, 2013 and $11,801,542 as of March 31, 2014. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations. We have very limited cash available to meet our obligations at this time.

Our debts currently exceed our assets, our assets are pledged and we require additional financing

We are currently operating at a loss but are decreasing our operating expenses in order to reduce go-forward losses, in connection with the modification of our business operations and business plan. At March 31, 2014, we had total current assets of $2,543,545 and current liabilities of $3,153,483, resulting in negative working capital of $(609,938). In addition, at March 31, 2014, we had total assets of $6,050,795 and total liabilities of $14,364,150, resulting in stockholders’ deficit of $8,313,355. At March 31, 2014, we had unrestricted cash of $221,075. The Sellers of our distillery currently hold a first mortgage on such property and all of our other assets are currently pledged to Consilium, who also holds a second mortgage on the distillery property.

In order for us to have the opportunity for future success and profitability, we may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). Such additional financing may not be readily available, if at all, and even if such financing is available, it may not be available on acceptable terms. Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. If we are unable to raise such additional capital on acceptable terms, we may be forced to delay, decrease or eliminate our business activities and our operations and financial condition may be materially adversely affected.

Consilium has been a significant source of our financing and we may not have the resources to pay our debt to Consilium; Consilium has notified us of a default under our loan agreements and we have entered in a forbearance agreement with Consilium.

Since 2012, we have received our financing primarily from Consilium, aggregating $7,710,667 of secured indebtedness to date. All of the Company’s assets are pledged to Consilium and upon an event of default Consilium may seize all assets of the Company.

On May 6, 2014, we received written notice from Consilium (the “Default Notice”) of certain events of defaults under our loan agreements with Consilium. In connection with the Default Notice, on May 8, 2014, we entered into a forbearance agreement with Consilium which provided that Consilium would not exercise any of its rights under our loan agreements for a period ending on June 6, 2014, which period has since been extended to June 13, 2014. There can be no assurances that the defaults existing under our loan agreements will be cured or waived or that Consilium will continue to forbear enforcing its rights under our loan agreements. In the event that Consilium were to elect to enforce its rights under the loan agreements it could foreclose on our assets and/or a majority of our issued and outstanding common stock.

Our indebtedness reduces our financial flexibility and could impede our ability to operate or obtain additional financing to complete subsequent stages of our business plan.

Our loan agreements with Consilium required us to provide security for the debt in the form of liens on our assets, including but not limited to, our holdings in our subsidiaries, our trademarks, our distillery and other valuable assets of the Company. The existence of these liens may preclude us from financing future obligations. In addition to these obligations to Consilium, we have other indebtedness totaling $4,026,231 as of March 31, 2014.

Consilium could become our controlling stockholder.

Under our loan agreements, Consilium was pledged an aggregate of 19,900,000 shares of our common stock, equaling approximately 74% of our issued and outstanding shares. In addition, an affiliate of Consilium holds warrants to purchase an aggregate 4,600,000 additional shares of common stock. In the event Consilium were to foreclose on the shares of common stock pledged to it, it would become our controlling stockholder. As a result, Consilium would have the ability to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from Consilium.

Former executive officers and directors hold a significant percentage of our common stock, and these shareholders may take actions that may be adverse to our interests.

Certain former executive officers and directors beneficially own approximately 66% of our common stock, which shares are currently pledged to Consilium as additional collateral under our loan agreements. Should such individuals continue to hold such shares, these shareholders, acting together, will be able to fully control all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets, regardless of how additional security holders may vote. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

We are modifying our business model which is expected to continue to evolve and, accordingly, there can be no assurance that we will generate revenue sufficient to sustain our operations in the near future, if ever.

In lieu of brand sales projections falling short and realization that gross profit goals have been significantly less than expected, the Company will focus most of its resources into achieving contract value at Panache Distillery. In order to be successful, our current and future product and service offerings will need to continue to achieve broad market acceptance. Our ability to generate significant revenue will depend, in large part, on our ability to attract a sufficient number of customers. We are subject to the all of the risks, uncertainties, expenses, delays, problems and difficulties typically encountered in the growth of an emerging business and the development and market acceptance of new products and services.

Our future success is dependent on our existing key employees and hiring and assimilating new key employees; our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

Our success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, logistics and sales personnel. The loss of the services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

The success of our business relies on brand image, reputation, and product quality.

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

The Company had two customers representing approximately 76% and 85% of revenues for the years ended December 31, 2013 and 2012, respectively. These customers represented approximately 0% and 79% of the receivables outstanding as of December 31, 2013 and 2012, respectively. Currently Domaine Select Wine Estates owns a majority of our products, creating a lock on major markets such as New York and Florida.

Our common stock is currently quoted on the OTC Markets OTC Pink under the symbol “WDKA”. To date, however, trading activity in our common stock has been extremely limited. There is no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the securities.

Our common stock is quoted on the OTC Markets OTC Pink under the symbol “WDKA”. While we expect our common stock to begin trading again on the OTCQB, to date however, trading activity in our common stock has been extremely limited. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially. The market price of our common stock may be highly volatile as a result of factors specific to us and the securities markets in general. Factors affecting volatility may include: variations in our annual or quarterly financial results or those of our competitors; economic conditions in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or our subsidiaries or the securities industry. In addition, volatility of the market price of our common stock is further affected by its thinly-traded nature.

There are risks associated with our common stock trading on the OTC Markets rather than on a national exchange.

There may be significant consequences associated with our common stock trading on the OTC Markets rather than a national exchange. The effects of not being able to list our common stock securities on a national exchange include:

●	limited release of the market price of our securities;
●	limited news coverage;
●	limited interest by investors in our securities;
●	volatility of our common stock price due to low trading volume;
●	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
●	limited ability to issue additional securities or to secure additional financing.

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

Under these penny stock rules, broker-dealers that recommend such securities to persons other than institutional accredited investors:

●	must make a special written suitability determination for the purchaser;
●	receive the purchaser's written agreement to a transaction prior to sale;
●
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

●
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

Accordingly, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell our securities.

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

PANACHE BEVERAGE INC.

Date: June 9, 2014	By:	/s/ Michael Romer
Michael Romer
Interim Chief Executive Officer

Date: June 9, 2014	By:	/s/ Thomas G. Smith
Thomas G. Smith
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002