Form 10-Q
period 2014-06-30
Panache Beverage, Inc.
filed 2014-08-26
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Number of shares of common stock, par value $.001, outstanding as of August 20, 2014: 27,355,891

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANACHE BEVERAGE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

PANACHE BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS - (Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$68,992	$49,850
Restricted cash	207,208	1,942,158
Accounts receivable – net	140,695	173,803
Inventory	880,055	1,121,923
Prepaid expenses and other current assets	272,362	441,830
Total Current Assets	1,569,312	3,729,564

Property and Equipment - net	4,165,453	3,450,551

TOTAL ASSETS	$5,734,765	$7,180,115

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities
Accounts payable	1,129,963	1,219,419
Due to factor	178,528	312,500
Notes payable	28,000	33,187
Loans payable – related parties	498,231	498,231
Accrued interest	299,324	153,305
Other current liabilities	74,960	619,612
Total Current Liabilities	2,209,006	2,836,254

Long term debt	10,958,121	11,210,667

Total Liabilities	13,167,127	14,046,921

Equity (Deficit)
Common stock, par value $0.001; 200,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 27,055,891 shares issued and outstanding as of June 30, 2014 and December 31, 2013	27,056	27,056
Additional paid in capital	5,179,529	4,191,572
Additional paid in capital - warrants	734,269	483,373
Accumulated (deficit)	(12,089,689)	(10,366,003)
Total stockholders' deficit	(6,148,835)	(5,664,002)
Non-controlling interests	(1,283,527)	(1,202,804)
Total Equity (Deficit)	(7,432,362)	(6,866,806)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$5,734,765	$7,180,115

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  - (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES-NET	655,689	$1,425,435	$1,290,606	$2,842,573

COST OF GOODS SOLD	490,765	855,131	1,006,631	1,715,558

GROSS PROFIT	164,924	570,304	283,975	1,127,015

OPERATING EXPENSES
Advertising & promotion	177,304	209,924	466,419	476,968
Consulting	195,879	263,235	424,988	291,235
Professional fees	153,164	210,236	328,980	603,204
General & administrative	(15,640)	794,659	809,817	1,557,620
TOTAL OPERATING EXPENSES	510,707	1,478,054	2,030,204	2,929,027

LOSS FROM OPERATIONS	(345,783)	(907,750)	(1,746,229)	(1,802,012)

OTHER EXPENSE
Interest expense	(245,982)	(164,397)	(498,721)	(268,979)
Interest income	225	11,093	11,285	22,154
Gain on legal settlements	424,173	-	449,173	-
Gain on extinguishment of debt	-	75,778	-	134,074
Other expenses	(19,917)	-	(19,917)	-
TOTAL OTHER EXPENSE	158,499	(77,526)	(58,180)	(112,751)

INCOME (LOSS) FROM OPERATIONS AND BEFORE NON-CONTROLLING INTERESTS	(187,284)	(985,276)	(1,804,409)	(1,914,763)

LESS: (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(100,863)	49,388	80,723	170,360

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(288,147)	(935,888)	(1,723,686)	(1,744,403)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO PANACHE BEVERAGE, INC.	$(288,147)	$(935,888)	$(1,723,686)	$(1,744,403)

BASIC AND DILUTED RESULTS PER SHARE OF COMMON STOCK:

LOSS PER SHARE ATTRIBUTABLE TO PANACHE BEVERAGE, INC.: BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	27,055,891	26,177,031	27,055,891	26,364,074

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)  - (Unaudited)
AS OF JUNE 30, 2014

	Common Stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders' Equity	Non-Controlling	Total Equity
	Shares	Amount	Capital	Warrants	Deficit	(Deficit)	Interests	(Deficit)

Balance, January 1, 2013	26,760,891	26,761	3,212,623	234,117	(5,783,334)	(2,309,833)	(486,422)	(2,796,255)

Common stock issued for services rendered	260,000	260	145,740	-	-	146,000	-	146,000

Warrants vested for services rendered	-	-	-	475,020	-	475,020	-	475,020

Warrants expired	-	-	225,764	(225,764)	-	-	-	-

Stock-based compensation	-	-	607,480	-	-	607,480	-	607,480

Issuance of shares from stock-based compensation	35,000	35	(35)	-	-	-	-	-

Net loss for the period ended December 31, 2013	-	-	-	-	(4,582,669)	(4,582,669)	(716,382)	(5,299,051)

Balance, December 31, 2013	27,055,891	27,056	4,191,572	483,373	(10,366,003)	(5,664,002)	(1,202,804)	(6,866,806)

Warrants vested for services rendered	-	-	-	250,896	-	250,896	-	250,896

Stock-based compensation	-	-	102,125	-	-	102,125	-	102,125

Warrants forfeited	-	-	(278,258)	-	-	(278,258)	-	(278,258)

Repayment of loan with shareholder common stock	-	-	1,164,090	-	-	1,164,090	-	1,164,090

Net loss for the period ended June 30, 2014	-	-	-	-	(1,723,686)	(1,723,686)	(80,723)	(1,804,409)

Balance, June 30, 2014	27,055,891	$27,056	$5,179,529	$734,269	$(12,089,689)	$(6,148,835)	$(1,283,527)	$(7,432,362)

PANACHE BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the six months ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,723,686)	$(1,744,403)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(80,723)	(170,360)
Depreciation	32,356	3,181
Gain on debt restructuring	-	-
Stock issued & warrants vested for services rendered	250,896	374,735
Warrants forfeited	(278,258)	-
Stock based compensation	102,125	324,400
Changes in assets and liabilities:
Restricted cash	1,734,950	(3,382,896)
Accounts receivable	33,108	(447,545)
Inventory	241,868	(70,016)
Prepaid expenses	169,468	(220,367)
Accounts payable	(24,003)	58,012
Accrued interest	412,564	23,745
Other current liabilities	(544,652)	(57,406)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	326,013	(5,308,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(747,257)	(1,087)
CASH FLOWS USED IN INVESTING ACTIVITIES	(747,257)	(1,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	22,861
Repayments of notes payable	(5,187)	(267,062)
Proceeds from loans payable – related parties	-	41,000
Repayments of loans payable – related parties	-	(232,960)
Net proceeds from (repayment to) factor	(133,972)	(317,262)
Proceeds from long term debt and related stock warrants	579,545	5,400,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	440,386	4,646,577

NET DECREASE IN CASH	19,142	(663,430)
Cash, beginning of period	49,850	714,178
Cash, end of period	$68,992	$50,748

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$99,963	$245,234

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock and warrants issued for services rendered	$250,896	$374,735
Warrants forfeited	$278,258	$-
Capitalization of accrued interest into debt principal	$266,545	$-
Repayment of loan with shareholder common stock	$1,164,089	$-

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Panache Beverage Inc. ("the Company", "Panache Beverage", "Panache", "our Company", "we", "us", and similar references refer to Panache Beverage, Inc. and its subsidiaries). Panache was incorporated in the State of Florida on December 28, 2004 under the name Biometrix International Inc. On May 30, 2007, the Company changed its name to BMX Development Corp. On August 19, 2011, the Company completed a stock exchange transaction with Panache LLC, a New York limited liability company and in connection with such transaction changed its name to Panache Beverage Inc. to more accurately reflect its business. We currently own 65.5% ownership of Wodka LLC (“Wodka”), a New York Limited Liability Company organized on August 14, 2009. Upon its organization, Panache assumed ownership of Wodka from a related party. Wodka imports vodka under the brand name Wodka for wholesale distribution to retailers located throughout the United States and internationally.

The stock exchange transaction involved two simultaneous transactions:

The majority shareholder of the Company delivered 2,560,000 shares of the Company’s common stock to James Dale, our former CEO, in exchange for total payments of $125,000 in cash; and

The Company issued to the Panache LLC members an amount equal to 17,440,000 new shares of the Company’s common stock in exchange for one hundred percent (100%) of the issued and outstanding membership interest units of Panache LLC from the Panache members.

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

Panache Distillery, LLC (“Panache Distillery”) was organized as a limited liability company in the State of Florida on February 20, 2013 as a wholly owned subsidiary of Panache Beverage, Inc. On August 23, 2013, Panache Distillery closed on the purchase of a distillery in New Port Richey, Florida for a total purchase price of $4,200,000, of which $700,000 was paid in cash at closing and the remaining $3,500,000 is payable in the form of a Promissory Note held by the sellers. The distillery has begun to offer full integration of domestic distillation, bottling and sales operations. The beginning phases include co-packing, bottling, bulk production of brandy, laying of rum & acting as a third party turn-key service provider.

Panache IP Holdings, Inc. (“IP Holdings”) was organized as a domestic corporation in the State of Delaware on September 26, 2013 as a wholly owned subsidiary of Panache Beverage, Inc. IP Holdings was established to preserve the Company’s patented intellectual property and trademarks. As of June 30, 2014, IP Holdings currently holds intent to use registrations for Alibi American Bourbon, Alibi Banana Flavored American Whiskey and Alibi Cinnamon Flavored American Whiskey.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

On March 10, 2014, the Company organized three limited liability companies, OGB Holdings, LLC (“OGB”), Old South Shine, LLC (“Old South Shine”) and Spirytus, LLC (“Spirytus”), in the State of Delaware as wholly owned subsidiaries of Panache Beverage, Inc. These entities were organized as part of the Company’s intention to release an entire line of spirits from its Panache Distillery facility in New Port Richey, FL. As of June 30, 2014, only Old South Shine is currently active. Old South Shine serves as the holding corporation for Old South Shine Grain Alcohol. In August of 2014, a new trade dress and a name change to the brand, South Shine, was filed with the TTB. The Company does not intend on moving forward with the brands that were to be under OGB Holdings LLC & Spirytus LLC and will be focusing its energy on the Wodka Vodka, Alibi American Whiskey, Alchemia Infused & South Shine 153.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Advertising

Advertising costs are expensed as incurred and aggregated $177,304 and $209,924 for the three months ended June 30, 2014 and 2013, respectively, and $466,419 and $476,968 for the six months ended June 30, 2014 and 2013, respectively.

Other Significant Accounting Policies

Other significant accounting policies are set forth in Note 1 of the audited financial statements included in the Company’s 2013 Annual Report on Form 10-K and remain unchanged as of June 30, 2014.

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

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based on management’s review of outstanding balances, no allowance for doubtful accounts was recorded as of June 30, 2014 and December 31, 2013.

Bad debt expense was $0 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $0 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 3 – PREPAID EXPENSES

The Company has entered into various agreements with consultants whereby the Company issues common stock in exchange for consulting services. The Company values the common stock and the consulting services based on the closing price of its common stock on the date of the agreement or the negotiated value of the consulting services. The Company recognized $0.00 and $9,167 of professional fee expense in relation to these agreements for the three months ended June 30, 2014 and 2013, respectively. No prepaid expenses relating to these agreements were outstanding as of June 30, 2014 and December 31, 2013.

NOTE 4 – FACTORING AGREEMENTS

The Company is party to a purchase and sale factoring agreement with a commercial factor whereby the Company sells certain Alchemia accounts receivable to the factor. Under the terms of the agreement, the factor may, in its sole discretion, make advances to the Company of amounts representing up to 75% of the net amount of eligible accounts receivable up to an initial maximum of $250,000 for each brand and possible increased maximum of $1,000,000 and $500,000, respectively. The factor's purchase of the eligible accounts receivable includes a discount fee which is deducted from the face value of each collection. The Discount Fee is based on the number of days outstanding from the date of purchase. The Discount Fee is 3.0% if paid within 30 days and 1.0% for each 10 day period until the account is paid. Based on this arrangement, the Company is liable to the factor if the accounts receivable is not collected, and therefore the Company has accounted for cash received on factored receivables as a liability. We have not utilized this factoring arrangement since April 2014.

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

The combined balance due to the factors as of June 30, 2014 and December 31, 2013 was $178,528 and $312,500, respectively. Factor expense charged to operations for the three months ended June 30, 2014 and 2013 amounted to $182,867 and $46,422, respectively, and $204,294 and $111,733 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5 – NOTES PAYABLE

On June 11, 2013, the Company borrowed $22,860 from a third party at an interest rate of 7.20% per annum. The loan was used to finance directors’ and officers’ insurance and was due in nine equal monthly payments of $2,617. The balance of this loan was $0 and $5,187 as of June 30, 2014 and December 31, 2013.

On August 11, 2011, the Company borrowed $28,000 from a third party for working capital purposes. The loan is non-interest bearing and payable on demand. The balance of this loan was $28,000 as of June 30, 2014 and December 31, 2013.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

The Company had an outstanding loan payable to its former chief executive officer, majority shareholder and former member of Panache LLC in the amount of $245,000 as of March 31, 2014 and December 31, 2013. The loan balance includes $110,275 that was transferred into Wodka from a related entity as a deemed distribution. The loan is unsecured, and non-interest bearing. In order to induce a new member to purchase a membership interest, the related party agreed that the loan would not be repaid without unanimous Board approval. In addition, the loan would not become due and payable until all of the equity interests of Wodka, or substantially all of the assets of Wodka are sold to an unrelated third party. On June 11, 2014, as part of that certain restructuring agreement, by and among the Company, Consilium Corporate Recovery Master Fund, Ltd. (“Consilium”), certain of the Company’s subsidiaries and former officers and directors (the “Restructuring Agreement”), the Company’s former CEO assigned this loan to Consilium. As part of the Restructuring Agreement, this loan was memorialized with a promissory note of the Company’s Wodka subsidiary, dated June 11, 2014, and as of June 30, 2014, this principal balance this note is $245,000.

The Company had additional loans payable to related parties totaling $253,231 at June 30, 2014 and December 31, 2013. The loans are unsecured and non-interest bearing with no stated payment terms. Proceeds from the loans were used to fund operations.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of:

	June 30,	December 31,
	2014	2013
Excise taxes payable	$-	$75,954
Customer deposits	-	9,561
Accrued salaries	$-	330,374
Deferred revenue	$-	100,000
Accrued expenses and other liabilities	$74,960	103,723
Total other current liabilities	$74,960	$619,612

NOTE 8 – LONG TERM DEBT

On August 22, 2013, in connection with the acquisition of the Panache Distillery the Company issued a promissory note for $3,500,000 to Douglas Joint Venture, Empire Joint Venture, and V-3 Joint Venture, LLC (“the Sellers”) due on August 22, 2016 and bearing interest at 6% per annum. Interest is payable semiannually in arrears. The promissory note is secured by a first lien Purchase Money Mortgage and Security Agreement secured by the purchased assets. The principal amount of this note as of June 30, 2014 and December 31, 2013 was $3,500,000.

On May 9, 2013, Panache Beverage, Inc. issued a promissory note to Consilium, which resulted in gross proceeds of $4,000,000 before fees and other expenses associated with the transaction (the “$4,000,000 Note”). The $4,000,000 Note bears interest at 8% per annum with interest payable quarterly in arrears starting on March 31, 2014. Interest accrued through December 31, 2013 of $210,667 was capitalized and added to the principal amount of the $4,000,000 Note. The Company agreed to retain a portion of this loan in escrow to be released in accordance with annual budgets approved by the lender. In March 2014, the Company and Consilium entered into an agreement that extended the maturity date of the $4,000,000 Note to May 9, 2017.

NOTE 8 – LONG TERM DEBT – (Continued)

On February 14, 2013, pursuant to a term loan agreement dated February 14, 2013 (“2013 Loan Agreement”) between the parties, Wodka issued a promissory note for $1,400,000 to Consilium due on February 14, 2016 and bearing interest at 12% per annum (the “$1,400,000 Note”). Interest is payable quarterly in arrears. The Company used the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the 2013 Loan Agreement and agreed to retain $800,000 of the proceeds in escrow to be released in accordance with annual budgets approved by the lender. As of May 30, 2014, $7,000 of such funds remained in escrow. In March 2014, the Company and Consilium entered into an agreement that extended the maturity date of the $1,400,000 Note to May 9, 2017. As of June 30, 2014 and December 31, 2013, the principal amount of the note is $1,400,000.

On December 21, 2012, pursuant to a term loan agreement (“December Loan Agreement”) between the parties, the Company issued a promissory note for $2,100,000 to Consilium due on December 31, 2015 and bearing interest at 12% per annum (the “$2,100,000 Note”). Interest is payable quarterly in arrears.

The Company used the proceeds to fund operations and repay existing debt. The Company pledged its tangible and intangible assets pursuant to the December Loan Agreement and agreed to retain $600,000 of the proceeds in escrow to be released in accordance with annual budgets approved by the lender. Concurrent with the issuance of the note, the managing director of Consilium Investment Management, LLC (“CIM”) was appointed to the Board of Directors of the Company. On April 21, 2014, the Managing Director of CIM resigned from the Board of Directors of the Company and as Chairman. In March 2014, the Company and Consilium entered into an agreement that extended the maturity date of the $2,100,000 Note to May 9, 2017.

On May 6, 2014, the Company received written notice from Consilium (the “Default Notice”) of certain events of defaults under the $4,000,000 Note and $2,100,000 Note (collectively, the “Previous Loans”). The aggregate principal amount due as of the date of the Default Notice was $6,310,667. Pursuant to the Default Notice, Consilium agreed not to charge the default interest rate or late fee on the outstanding obligations and does not intend to exercise any other rights and remedies available to it at this time, but reserved the right to do so.

On May 8, 2014, in connection with the Default Notice, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with Consilium, which provided that Consilium would not exercise any of its rights under the above noted loan agreements for a period ending on June 6, 2014, which period was later extended to June 13, 2014. In addition, the Forbearance Agreement allowed the Company to draw down the remaining funds held in escrow.

On June 11, 2014, as part of the Restructuring Agreement the Company entered into a Loan Modification Agreement with Consilium that, amongst other things, reduced the principal amount of the Previous Loans by $1,164,091, waived all current defaults under the Previous Loans and added the additional $345,000 of funding provided by Consilium through June 11, 2014 to the principal amount of the Previous Loans. The Loan Modification Agreement also required the capitalization of accrued but unpaid interest, as of June 11, 2014, in the aggregate amount of $266,545, making the newly combined restructured principal balance due Consilium $5,758,121, as of June 11, 2014. From June 12, 2014 through June 30, 2014, Consilium provided additional funding of $300,000, making the principal balance of the new restructured loans $6,058,121, as of June 30, 2014

NOTE 8 – LONG TERM DEBT – (Continued)

As part of the Loan Modification Agreement, the interest rate of the obligations under the Previous Loans was reduced to 4% per annum until December 31, 2015, which interest shall be compounded, capitalized and added to the unpaid principal amount of such obligations quarterly. After December 31, 2015, the principal amount of the obligations shall bear interest at 10% per annum, payable as prescribed under the terms of the Previous Loans. In addition, the Lender terminated a stock pledge and security agreement with MIS Beverage Holdings, LLC, a principal stockholder, thereby releasing 2,000,000 shares of common stock as collateral under the Previous Loans and the Company authorized the Lender to record and otherwise perfect its security interest in the Company’s distillery property. In connection with such security interest, Consilium and the Company’s Panache Distillery, LLC subsidiary entered into a subordination agreement with the holders of the first mortgage on the distillery property setting forth the respective rights and obligations of such lenders with respect to such security interests.

On June 18, 2014, in connection with the 2013 Loan Agreement, we received written notice from Consilium (the “Wodka Default Notice”) of an event of default under the 2013 Loan Agreement in connection with a missed quarterly payment of interest of $62,533.33. On July 2, 2014, the cure period for remedying this event of default expired without payment. The aggregate principal amount due under the 2013 Loan Agreement as of the date hereof is $1,400,000.

The 2013 Loan Agreement provides that upon the occurrence of an event of default, among other things, all obligations of the Company owed to Consilium will bear the interest at the default rate of 17% per annum while such defaults exist and the Company is required to pay Consilium a late fee of 5% of any monthly installment of principal, interest and/or fees and expenses. In addition, upon the election of Consilium, all obligations under the 2013 Loan Agreement may become immediately due and payable.

Pursuant to the Wodka Default Notice, Consilium has stated that it has certain rights and remedies available to it under the 2013 Loan Agreement which it has not waived and that it expressly reserves all of its rights under the 2013 Loan Agreement, including, but not limited to, the right to assert the existence of an Event of Default (as defined in the Loan Agreement); to declare all obligations due under the 2013 Loan Agreement immediately due and payable, to commence any legal or other action to collect any of the obligations owed Consilium or foreclose or otherwise realize on the collateral secured under the 2013 Loan Agreement. Consilium has agreed that is not at this time seeking to charge the default interest rate or late fee on the outstanding obligations and that it does not currently intend to exercise any other rights and remedies available to it at this time.

Pursuant to the 2013 Loan Agreement, Panache pledged to Consilium as collateral (i) all of its equity interests in Wodka (constituting 65.5% of such equity interests) and (ii) its depository account, pursuant to a Pledge and Assignment of Depository Account.

Future maturities of long term debt as of June 30, 2014 are as follows:

For the year ended:
December 31, 2014	$0
December 31, 2015	0
December 31, 2016	3,500,000
December 31, 2017	7,458,121
$10,958,121

NOTE 9 – RELATED PARTY TRANSACTIONS

As noted above, the Company recorded unsecured, non-interest bearing loans totaling $245,000 to a related party in 2009. The loan consists of $110,275 transferred in from a related entity as a deemed distribution, plus cash loans of $134,725 for operations. On June 11, 2014, as part of the Restructuring Agreement between the Company and Consilium, the Company’s former chief executive officer, majority shareholder and former member of Panache LLC assigned the loan to Consilium. As part of the Restructuring Agreement, this loan was memorialized with a promissory note of the Company’s Wodka subsidiary, dated June 11, 2014, and as of June 30, 2014, this loan balance is $245,000.

In addition, the Company has received various loans from related parties to fund operations. The related party loans totaled $253,231 at June 30, 2014 and December 31, 2013, and are unsecured and non-interest bearing with no stated payment terms. As part of the Restructuring Agreement, $39,688 of the $253,231 was memorialized with a promissory note of the Company’s Wodka subsidiary, dated June 11, 2014.

On July 8, 2014, David Shara, a director of the Company, purchased 300,000 shares of the Company’s common stock for an aggregate purchase price of $45,000. In connection with such purchase, Consilium and its affiliates waived all rights of first refusal under its loan agreements and anti-dilution protection under warrants held by such entities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On August 8, 2013, the Company entered into an agreement with Engine Shop LLC, to sublease administrative space for monthly rent of $5,000 through January 30, 2018. The Company has the right to terminate the sublet agreement with 30 days’ notice. Rent expense was $17,000 and $5,400 for the three months ended June 30, 2014 and 2013, respectively, and $32,000 and $6,480 for the six months ended June 30, 2014 and 2013, respectively.

In June 2014, the company elected to terminate the sublet agreement and is now paying rent on a month-to-month basis at the rate of $2,000 per month, and has prepaid July, August and September 2014.

NOTE 11 – STOCKHOLDERS’ DEFICIT

On June 11, 2014, as part of the Restructuring Agreement, the Company issued Consilium Investment Partners, LLC warrants to purchase 2,500,000 shares of Company common stock as compensation for advice provided and consultation during the forbearance period. The Company also issued stock options to purchase an aggregate 800,000 shares of the Company’s common stock to certain employees and directors for their role in the successful conclusion of the transaction associated with the Restructuring Agreement. The warrants and options vest over two years with an exercise price of $0.15 per share and expire on June 11, 2017. Using the Black-Scholes Model, the Company valued the stock warrants at $176,750.

On March 31, 2014, the Company issued a director warrants to purchase 15,000 shares of common stock at an exercise price of $1.50 with an expiration date of December 31, 2015. The warrants vest on September 30, 2014. The Company valued the stock warrants at $447 using the Black Scholes model.

NOTE 11 – STOCKHOLDERS’ DEFICIT– (Continued)

The fair value of warrants and options issued in 2014 was estimated to be $56,550 using the Black Scholes model with the following weighted average assumptions

Risk free rate	0.9%
Expected dividend yield	0.0%
Expected volatility	80.7%
Expected life of options	3 years
Exercise price	$0.15
Stock price on issuance date	$0.14

On June 11, 2014 in accordance with the Restructuring Agreement, certain former executives agreed to the cancellation of warrants to purchase an aggregate 1,200,000 shares of the Company’s common stock held by them. The Company reversed $278,259 of compensation expense in relation to this cancellation.

The Company recognized $54,691 and $102,125 of other stock compensation expense for the three and six months ended June 30, 2014, respectively. The Company recognized $111,000 and $281,900 of stock compensation expense for the three and six months ended June 30, 2013, respectively.

The following table shows the warrant and option activity for the six months ended June 30, 2014:

Warrants	Number of Warrants/ Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	7,365,000	$0.45
Issued	3,315,000	$.15
Exercised	-	$-
Expired/Forfeited	(1,200,000)	$1.00
Outstanding as of June 30, 2014	9,480,000	$0.61	3.0 years	$-

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

The Company has recognized $127,756 and $250,897 of consulting expense in relation to the various warrant agreements with CIM for the three and six months ended June 30, 2014, respectively. The Company has recognized $123,324 and $228,274 of consulting expense in relation to the various warrant agreements with CIM for the three and six months ended June 30, 2013, respectively.

NOTE 12 – NON-CONTROLLING INTERESTS

As of June 30, 2014 and December 31 2013, the non-controlling interests balance was a deficit of $(1,283,527) and $(1,202,804), respectively, due to minority members owning 34.5% of the membership interests of Wodka.

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

For the six months ended June 30, 2014 and 2013, $153,256 and $323,437, respectively, of Wodka’s net loss was allocated to Panache and $80,723 and $170,360, respectively, was allocated to non-controlling interests.

For the three months ended June 30, 2014 and 2013, $191,493 and $(93,768), respectively, of Wodka’s net income (loss) was allocated to Panache and $100,863 and $(49,388), respectively, was allocated to non-controlling interests.

NOTE 13 – CONCENTRATIONS AND RISK

Major customers

The Company had eleven customers represent approximately 67% of revenues for the three months ended June 30, 2014. These customers represented approximately 75% of the receivables outstanding as of June 30, 2014. The Company had one customer represent approximately 98% of revenues for the three months ended June 30, 2013. This customer represented approximately 99% of the receivables outstanding as of June 30, 2013.

The Company had nineteen customers represent approximately 63% of revenues for the six months ended June 30, 2013. These customers represented approximately 75% of the receivables outstanding as of June 30, 2013. The Company had one customer representing approximately 99% of revenues for the six months ended June 30, 2013. These customers represented approximately 99% of the receivables outstanding as of June 30, 2013.

Major suppliers

The Company had four suppliers represent approximately 97% of purchases for the three months ended June 30, 2014. These suppliers represented approximately 4% of the payables outstanding as of June 30, 2014. The Company had two suppliers represent approximately 98% of purchases for the three months ended June 30, 2013. These suppliers represented approximately 0% of the payables outstanding as of June 30, 2013.

The Company had four suppliers represent approximately 98% of purchases for the six months ended June 30, 2014. These suppliers represented approximately 4% of the payables outstanding as of June 30, 2014. The Company had two suppliers represent approximately 98% of purchases for the six months ended June 30, 2013. The Company did not have any account payable outstanding to these suppliers as of June 30, 2013.

NOTE 13 – CONCENTRATIONS AND RISK – (Continued)

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

NOTE 14 – LOSS PER SHARE

Basic net gain/loss per share is computed using the weighted average number of common shares outstanding during the three months ended June 30, 2014 and 2013, respectively. There was no dilutive earnings per share due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net Gain/(loss) attributable to Panache Beverage, Inc.	$(288,147)	$(935,888)	$(1,723,686)	$(1,744,403)

Denominator:
Weighted average sharesoutstanding	27,055,891	26,177,031	27,055,891	26,364,074

Basic net Gain/(loss) per share	$(0.01)	$(0.04)	$(0.06)	$(0.07)

NOTE 15 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company’s net loss attributable to stockholders was approximately $1.7 million for the six months ended June 30, 2014 and approximately $4.5 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively.

At June 30, the Company had a working capital deficit of approximately $640 thousand, an accumulated deficit of approximately $12 million and our available cash at June 30, 2014 is insufficient to meet our operating requirements for the next twelve months. The Company will require additional funds to meet its working capital needs, execute its business strategy and further develop its business.

Management expects that the Company’s operating expenses will continue to consume a significant portion of its cash resources and that it will not be able to generate gross profits in amounts necessary to offset or exceed such expenses for the foreseeable future. Accordingly, management anticipates that the Company will continue to record net losses in future periods. Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions

NOTE 15 – GOING CONCERN – (Continued)

in operating expenses and (b) expansion of the business model into new markets. Management is evaluating other steps that it may be able to take to reduce its operating expenses and increase gross profits, but management cannot predict if or when the Company will achieve net income.

The Company’s ability to continue is highly dependent to funding from its senior lender and principal stockholder to fund its current and planned operating levels. In addition to reducing operating costs and increasing gross profits, management’s plan for funding future operations may include additional equity or debt financings. No assurance can be given, however, that financing will be available at desirable times, amounts or terms, if at all.

These factors raise substantial doubt as to the Company’s ability to continue as a going concern. In the event that the Company’s operations do not generate sufficient cash flows to fund operations and/or the Company is unable to obtain additional funds on a timely basis, the Company may be forced to curtail or cease its activities, which would likely result in the loss to investors of all or a substantial portion of their investment and uncertainty as to the payment of its obligations. The accompanying condensed consolidated financial statements do not include any adjustments necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

NOTE 16 – CEDC SETTLEMENT

As of April 7, 2014, Wodka LLC and Panache LLC had accounts payable recorded as due to CEDC international (“CEDC”) of $358,719.30 and $65,453.20, respectively.

On April 8, 2014, the Company settled the balance owed with CEDC resulting in a $424,172 gain. In consideration for CEDC not requiring Wodka LLC and Panache LLC to pay their respective accounts payable balances due CEDC, the Company agreed to pay CEDC a total of $275,000, with minimum monthly payments of $15,000. Should the Company pay prior to December 31, 2014, the total will be discounted by $25,000.00. The balance must be paid in full no later than March 31, 2015. The payment schedule allows for goods to be released pro rata that have been stored at the Polish distillery.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which these financial statements were available to be issued.

On July 7, 2014, in connection with that certain Factoring Agreement, dated February 11, 2014, by and among Natwest Finance Limited, a New Zealand corporation (“Natwest”), Wodka, LLC, Panache, LLC and James Dale, we received written notice from Natwest of demand for repayment of the aggregate principal amount and interest due of $190,032 as of June 30, 2014. Management disputes the claim made by Natwest.

On July 8, 2014, David Shara, a director of the Company, purchased 300,000 shares of the Company’s common stock for an aggregate purchase price of $45,000. In connection with such purchase, Consilium and its affiliates waived all rights of first refusal under its loan agreements and anti-dilution protection under warrants held by such entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to the Company’s estimated or anticipated future results or other non-historical facts are forward-looking and reflect the Company’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks and uncertainties detailed in the Company’s periodic reports filed with the Securities and Exchange Commission. Any forward-looking statements contained in or incorporated into this Quarterly Report speak only as of the date of this Quarterly Report. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q as well as in our periodic reports filed with the SEC.

Overview and Recent Events

Panache Beverage Inc. ("the Company", "Panache Beverage", "Panache", "our Company", "we", "us", and similar references refer to Panache Beverage, Inc. and its subsidiaries) was incorporated under the laws of the State of Florida in 2004 and reincorporated in the State of Delaware in 2013. We are an alcoholic beverage company originally specializing in the development and aggressive early growth of spirits brands in order to establish our assets as viable and attractive acquisition candidates for the major global spirits companies. Panache’s initial focus was to build its brands as individual acquisition candidates while continuing to develop its pipeline of new brands into the Panache portfolio. Panache's existing portfolio contains spirit brands and the Panache Distillery, LLC. Panache purchased the Empire Winery and Distillery in New Port Richey, FL in August 2013 and opened Panache Distillery LLC. Panache entered the distillery business to strengthen its core business offering. Additionally, Panache Distillery offers third party contract distillation and co-packing adding a new revenue stream to the Panache business. The two central facets of the Panache value creation strategy are the growth of existing assets and creation of brand assets to develop inside the portfolio. Panache is committed to delivering on these strategies through innovation – made possible through the acquisition of the distillery and its capabilities. Using our key industry relationships, we expect to create true asset value through our investment in Panache Distillery. In Q2 of 2014, we installed our bottle.

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

The Amended Loan Agreement was also secured by certain stock pledge agreements with certain former officers and director of the Company and MIS Beverage Holdings, LLC, who pledged an aggregate of 19,900,000 shares of the Company’s common stock as collateral.

In connection with the Default Notice, on May 8, 2014, we entered into a forbearance agreement (the “Forbearance Agreement”) with Consilium which provided that Consilium would not exercise any of its rights under the Loan Agreement for a period ending on June 6, 2014, which period was extended until June 13, 2014. In addition, the Forbearance Agreement allowed the Company to draw down the remaining $200,000 held in escrow under the Amended Loan Agreement.

On June 18, 2014, in connection with the 2013 Loan Agreement we received written notice from Consilium (the “Wodka Default Notice”) of an event of default under the 2013 Loan Agreement in connection with a missed quarterly payment of interest of $62,533.33. On July 2, 2014, the cure period for remedying this event of default expired without payment. The aggregate principal amount due under the 2013 Loan Agreement as of the date hereof is $1,400,000.

The 2013 Loan Agreement provides that upon the occurrence of an event of default, among other things, all obligations of the Company owed to Consilium will bear the interest at the default rate of 17% per annum while such defaults exist and the Company is required to pay Consilium a late fee of 5% of any monthly installment of principal, interest and/or fees and expenses. In addition, upon the election of Consilium, all obligations under the 2013 Loan Agreement may become immediately due and payable.

Pursuant to the Wodka Default Notice, Consilium has stated that it has certain rights and remedies available to it under the 2013 Loan Agreement which it has not waived and that it expressly reserves all of its rights under the 2013 Loan Agreement, including, but not limited to, the right to assert the existence of an Event of Default (as defined in the 2013 Loan Agreement); to declare all obligation due under the 2013 Loan Agreement immediately due and payable, to commence any legal or other action to collect any of the obligations owed Consilium or foreclose or otherwise realize on the collateral secured under the 2013 Loan Agreement. Consilium has agreed that is not at this time seeking to charge the default interest rate or late fee on the outstanding obligations and that it does not currently intend to exercise any other rights and remedies available to it at this time.

Pursuant to the 2013 Loan Agreement, Panache pledged to Consilium as collateral (i) all of its equity interests in Wodka (constituting 65.5% of such equity interests) and (ii) its depository account, pursuant to a Pledge and Assignment of Depository Account.

Restructuring Agreement with Consilium

On June 11, 2014, the Company entered into the Restructuring Agreement, in consideration for the cancellation of approximately $1,164,000 principal amount of indebtedness under the Previous Loans, certain former officers and directors of the Company agreed to transfer an aggregate of 16,629,876 shares of the Company’s common stock to Consilium or its designated assignee and to cancel warrants to purchase an aggregate 1,200,000 shares of Company common stock held by them. In connection with such transactions, Consilium terminated various stock pledge and security agreements it had entered into with such individuals. As additional consideration for entering into the transactions associated with the Restructuring Agreement, an affiliate of Consilium was issued three-year warrants to purchase 2,500,000 shares of the Company’s common stock, exercisable at $0.15 per share, vesting over a two-year period.

As part of the Restructuring Agreement, the Company entered into a Loan Modification Agreement with Consilium that, amongst other things, in addition to reducing the principal amount of the Previous Loans, waived all current defaults under the Previous Loans and added the additional $345,000 of funding through June 11, 2014 to the principal amount of the Previous Loans. The Loan Modification Agreement also required the capitalization of accrued but unpaid interest, as of June 11, 2014, in the aggregate amount of $266,545, making the newly combined restructured principal balance due Consilium $5,758,121, as of June 11, 2014. From June 12, 2014 through June 30, 2014, Consilium provided additional funding of $300,000, making the principal balance of the new restructured loans $6,058,121, as of June 30, 2014

As part of the Loan Modification Agreement and the interest rate of the obligations under the Previous Loans was reduced to 4% per annum until December 31, 2015, which interest shall be compounded, capitalized and added to the unpaid principal amount of such obligations quarterly. After December 31, 2015, the principal amount of the obligations shall bear interest at 10% per annum, payable as prescribed under the Previous Loans. In addition, the Lender terminated a stock pledge and security agreement with MIS Beverage Holdings, LLC, a principal stockholder, thereby releasing 2,000,000 shares of common stock as collateral under the Previous Loans and the Company authorized the Lender to record and otherwise perfect its security interest in the Company’s distillery property. In connection with such security interest, Consilium and the Company’s Panache Distillery, LLC subsidiary entered into a subordination agreement with the holders of the first mortgage on the distillery property setting forth the respective rights and obligations of such lenders with respect to such security interests.

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

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues

Net revenues were $655,689 and $1,425,435 for the three months ended June 30, 2014 and 2013, respectively, and were $1,290,606 and $2,842,573 for the six months ended June 30, 2014 and 2013, respectively. We currently generate our revenues mostly from sales of distilled spirits. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. Gross revenue was reduced due to sales returns and allowances by $815 and $6,000 during the three months ended June 30, 2014 and 2013, respectively, and $815 and $6,383 during the six months ended June 30, 2014 and 2013, respectively.

The decrease in quarterly revenues from 2013 to 2014 was most attributable to changes implemented in our distribution strategies which were not as successful. A shortfall in sales did not allow for anticipated inventory depletions.

Cost of Goods Sold

Cost of goods sold included expenses directly related to selling our products including product delivery, broker fees and direct labor. Cost of goods sold was $490,765, or approximately 75% of revenue, and $855,131, or approximately 60% of revenue, during the three months ended June 30, 2014 and 2013, respectively, and $1,006,631, or approximately 78% of revenue, and $1,715,558, or approximately 60% of revenue, during the six months ended June 30, 2014 and 2013, respectively.

The increase in cost of goods sold in the second quarter of 2014 as a percentage of revenue was attributable the implementation of distribution strategy changes which resulted in a decrease of revenues.

Expenses

Operating expenses were $510,707 and $1,478,054 for the three months ended June 30, 2014 and 2013, respectively, and $2,030,204 and $2,929,027 for the six months ended June 30, 2014 and 2013, respectively. Consulting expenses decreased $67,356 and general and administrative expenses decreased $810,299 in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due to the Company restructure and overhead expense reduction programs. Consulting expenses were $424,988 and $291,235 for the six months ended June 30, 2014 and 2013, respectively, and general and administrative expenses were $809,817 and $1,557,620 for the six months ended June 30, 2014 and 2013 respectively. Do to $512,422 of accrued bonuses, salaries and related payroll expenses being reversed in the three months ended June 30, 2014, the total general and administrative expenses for the quarter were ($15,640).

Net Loss

The Company’s net loss for stockholders was $288,147 and $935,888 for the three months ended June 30, 2014 and 2013, respectively and $1,723,686 and 1,744,403 for the six months ended June 30, 2014 and 2013, respectively. The decrease in Net Losses was attributable to the Company restructure, overhead expense reduction programs and the ramping up of our distillery operations and its contribution to revenues.

Liquidity and Capital Resources

Our principal sources of liquidity generally include operating cash flows and financing from our senior lender, Consilium. Our principal uses of liquidity generally include capital expenditures and working capital.

Cash flows used in operating activities were $326,013 for the six months ended June 30, 2014 compared to cash flows used in operating activities of $5,308,920 for the six months ended June 30, 2013. Cash flows from operations in the first six months of 2014 resulted primarily from a decrease in restricted cash of $1,734,950 offset by a net loss of $1,723,686. Negative cash flows from operations for the six months ended June 30, 2013 were due mostly to the net loss of $1,744,403, plus the loss allocated to non-controlling interest of $170,360, partially offset by non-cash expenses of $374,735 from issuing stock and warrants to employees and external professionals for services rendered.

Cash flows used in investing activities were $747,257 and $1,087 for the six months ended June 30, 2014 and 2013, respectively, resulting from the purchase of distillery equipment.

Cash flows provided by financing activities were $440,386 and $4,646,577 during the six months ended June 30, 2014 and 2013, respectively. Positive cash flows from financing activities during the second quarter of 2014 were due primarily to the proceeds from Consilium. Positive cash flows from financing activities during the six months ended June 30, 2013 were due primarily to issuance of long term debt in the amount of $5,400,000 partially offset by reduction in factor liabilities of $317,262, the net $191,960 repayment of related party notes payable, and repayment of notes payable in the amount of $267,062.

We had cash on hand of $276,200 as of June 30, 2014 including restricted cash. We expect this amount, to be insufficient to fund future operating cash flow and will require additional capital. The Company is in the process of evaluating potential sources of such capital and may use equity and/or debt instruments to fund its future operating cash flow or enter into a strategic arrangement with one or more third parties.

The Company is currently reviewing its business strategies taking significant steps toward reducing overhead, implementing revised sales and marketing strategies. If we are unable to raise sufficient capital to develop our business plan, we may need to:

●	Curtail launch of new products and lines of business
●	Forgo opportunities to secure supply of bulk spirits and to enter into certain agreements at Panache Distillery
●	Limit our future marketing efforts to areas that we believe would be the most profitable.
●	Terminate key employee and consultant agreements.

Our cash at June 30, 2014 is insufficient to meet our operating requirements for the next twelve months and we must obtain significant additional capital resources in order to maintain the current cash needs and our product development efforts, production capabilities, general and administrative expenses and other working capital requirements are dependent on such funding. Accordingly, we lack liquidity and capital resources and are dependent on Consilium’s continued financing of the Company. In the alternative, we may seek to use debt and equity financing to raise additional capital. However, we have no formal agreements with either our senior lender or any third parties to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all. Moreover, in light of the current unfavorable economic conditions and other factors, including our development stage and our ability to continue as a going concern, we do not believe that any such financing is likely to be in place in the immediate future.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company failed to timely file its amended annual report on Form 10K/A for the year ended December 31, 2013, its quarter report on Form 10-Q for the quarter ended March 31, 2014, and this quarterly report on Form 10-Q, which demonstrates that its Disclosure Controls and Procedures have been inadequate.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e), the Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Change in Internal Control over Financial Reporting

The Company has made changes in our internal control over financial reporting during the period ended June 30, 2014, and anticipated completing its implementation of said controls during the third quarter of 2014.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Natwest Finance Limited v. Julia Drew, et al. District Court of New South Wales, Australia, No. 2012/267599. In this action filed in August 2012, Natwest Finance Limited, a New Zealand corporation (“Natwest”) sued Drew seeking to collect on a debt Drew owed to two subsidiaries of the Company pursuant to a guaranty that had been assigned to Natwest. The Company became involved as a result of dispute over the alleged wrongful termination of a distribution agreement involving Pure Beverage Pty. Ltd, Drew and Natwest and conflicting claims over the ownership of product located in the UK. In November 2013, there was a settlement in the case which (a) resolved the dispute between Natwest and Drew, along with the dispute between the Company (and its subsidiaries) and Pure regarding ownership of the UK product; (b) confirmed Pure's ownership of the UK product; (c) included general releases between (1) Natwest, Drew and Pure, and (2) the Panache Parties, Drew and Pure (including claims under the distribution agreement); and (d) placed on each party the responsibility for paying their own costs. The Company has been paying Natwest’s legal bills in this matter. To date, $105,299 has been paid in Natwest legal fees.

On July 7, 2014, in connection with that certain Factoring Agreement, dated February 11, 2014, by and among Natwest, Wodka, LLC, Panache, LLC and James Dale, our former chief executive officer, we received written notice from Natwest of demand for repayment of the aggregate principal amount and interest due of $190,032 as of June 30, 2014. Management disputes the claim made by Natwest.

ITEM 1A. RISK FACTORS

The report issued by our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2013 includes an explanatory paragraph with respect to our ability to continue as a going concern, the existence of which may adversely affect our ability to raise capital

In their report dated March 21, 2014 on our audited financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2013, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have a history of incurring losses and negative cash flows from operations, have an accumulated deficit as of June 30, 2014, and will require additional financing to fund operations beyond June 30, 2014. The financial statements included in this Quarterly Report do not include any adjustments that might result from the uncertainty about our ability to continue in business. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, which may include obtaining additional funding from the sale of our securities. The risk that we may not continue as a going concern may cause investors to lose confidence in the Company, which may have a material and adverse effect on the market prices of our securities. In addition, this risk may prevent us from obtaining financing in the amounts that management believes are necessary to fund operations for the remainder of 2014 and/or on terms that are favorable to us. If we are unable to obtain the financing that we need to fund future operations, then we could be required to cease or significantly curtail our operations and investors could lose their entire investments.

We have had limited profitability and continue to incur significant operating losses similar to the past and may not be able to achieve or sustain profitability in the future.

We have experienced significant cumulative operating losses since our inception and limited profitability. Our net loss attributable to Panache Beverage, Inc. for the fiscal years ended December 31, 2013 and 2012 was $4,582,669 and $3,267,065, respectively and for the fiscal quarters ended June 30, 2014 and 2013 was $288,147 and $935,888, respectively. In addition, we had an accumulated deficit of $10,366,003 as of December 31, 2013 and $12,089,689 as of June 30, 2014. We anticipate that we may continue to incur operating losses for the foreseeable future. Consequently, it is possible that we may never achieve positive earnings and, if we do achieve positive earnings, we may not be able to achieve them on a sustainable basis. If we are unable to achieve or sustain profitability, we may need to curtail, suspend or terminate certain operations. We have very limited cash available to meet our obligations at this time.

Our debts currently exceed our assets and all of our assets are pledged to secure such indebtedness. The inability to repay such indebtedness would have a material adverse effect on our financial condition and ability to continue as a going concern.

We are currently operating at a loss but are decreasing our operating expenses in order to reduce go-forward losses, in connection with the modification of our business operations and business plan. At June 30, 2014, we had total current assets of $1,569,312 and current liabilities of $2,209,006, resulting in negative working capital of $(639,694). In addition, at June 30, 2014, we had total assets of $5,734,765 and total liabilities of $13,167,127, resulting in stockholders’ deficit of $7,432,362. At June 30, 2014, we had unrestricted cash of $68,992.

As of June 30, 2014, Consilium had approximately $7,458,121 of principal owing under its senior secured indebtedness and $3,500,000 principal amount of secured indebtedness to the sellers of our distillery property. This indebtedness is senior in right of payment to almost all other indebtedness of the Company. The Company’s obligations to the sellers of the our distillery property are secured by a first mortgage on such property and our obligations to Consilium are by substantially all of our assets used in continuing operations, including a second mortgage on the distillery property. If we do not have sufficient capital to pay interest and/or repay principal under these obligations as and when they become due, then the Company would be in default under such obligations, which would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern. In addition, the terms of the some of the obligations contain various affirmative and negative covenants which could restrict the manner in which we conduct business. If we were to default in any of such covenants or otherwise default under these obligations, then the lenders could, among other actions, accelerate the maturity dates of the indebtedness and exercise their rights to, among other things, foreclose on our assets.

Consilium has been a significant source of our financing and although they restructured our debt, we may not have the resources to pay our debt to Consilium or the sellers of our distillery property.

Since 2012, we have received our financing primarily from Consilium, which after the restructure now aggregates $7,458,121 of secured indebtedness to date. Other than our distillery assets, on which the sellers of such property currently hold a first mortgage, all of our other assets are currently pledged to Consilium, who also holds a second mortgage on the distillery property. If we are unable to repay our obligations to Consilium or the sellers of our distillery property when they become due the assets of the Company may be seized in order to satisfy our outstanding obligations.

Our indebtedness reduces our financial flexibility and could impede our ability to operate or obtain additional financing to complete subsequent stages of our business plan.

Our loan agreements with Consilium required us to provide security for the debt in the form of liens on our assets, including but not limited to, our holdings in our subsidiaries, our trademarks, our distillery and other valuable assets of the Company. The existence of these liens may preclude us from financing future obligations. In addition to these obligations to Consilium, we have other indebtedness totaling $5,709,006 as of June 30, 2014.

We may need to raise additional capital.

We are currently operating at a loss and there can be no assurance that we will be able to generate sufficient, if any, operating profits to fund our operations and unforeseen costs, delays and problems could result in our inability to fund operations. If we are unable to generate sufficient revenue and cash flow from operations, we will need to seek additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.). Such additional financing may not be readily available, if at all, and even if such financing is available, it may not be available on acceptable terms. While Consilium has been funding our operations, there are no assurances that it wishes, or will be able, to continue funding us at the levels necessary to meet our continued working capital needs. If we do not have sufficient capital, we may not be able to achieve or maintain competitiveness or continue to operate our business, and, more significantly, we might default under certain of our contractual obligations, including, without limitation, our payment obligations to our senior lender and the sellers of our distillery property. In that case, we may be required to delay, scale back, or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. Additional debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses, and require that our assets be provided as a security for such debt. Additional debt financing would also be required to be repaid regardless of our operating results. Equity financing, if obtained, could result in dilution to our then existing stockholders and/or require such stockholders to waive certain rights and preferences.

Our Senior Lender is our controlling stockholder.

Pursuant to the Restructuring Agreement, Consilium acquired 16,629,876 shares of our issued and outstanding common stock from former officers and directors of the Company, and an affiliate of Consilium was issued a warrant to purchase 2,500,000 shares of our common stock. In addition, another affiliate of Consilium holds warrants to purchase an aggregate 4,600,000 additional shares of common stock. Accordingly, Consilium now has the ability to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from Consilium.

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

The Company had two customers representing approximately 76% and 85% of revenues for the years ended December 31, 2013 and 2012, respectively. These customers represented approximately 0% and 79% of the receivables outstanding as of December 31, 2013 and 2012, respectively. While we recently named DSWE as our importer which has improved our inventory depletion, there can be no assurances that our reliance on a limited number of customers will improve.

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

There are risks associated with our common stock trading on the OTCQB rather than on a national exchange.

There may be significant consequences associated with our common stock trading on the OTCQB rather than a national exchange. The effects of not being able to list our common stock securities on a national exchange include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2014, David Shara, a director of the Company, purchased 300,000 shares of the Company’s common stock for an aggregate purchase price of $45,000. In connection with such purchase, Consilium and its affiliates waived all rights of first refusal under its loan agreements and anti-dilution protection under warrants held by such entities. Exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of the warrants was based on Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The proceeds from this issuance were used for general working capital needs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated as of April 29, 2014, by and between the Company and Thomas Smith. *

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*	Management contract or compensatory plan or arrangement.
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

PANACHE BEVERAGE INC.

Date: August 22, 2014	By:	/s/ Michael Romer
Michael Romer Interim Chief Executive Officer

Date: August 22, 2014	By:	/s/ Thomas G. Smith
Thomas G. Smith Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated as of April 29, 2014, by and between the Company and Thomas Smith. *

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*	Management contract or compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.