Form 10-Q/A
period 2014-06-30
Panache Beverage, Inc.
filed 2014-08-28
CIK 1314054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ___________

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

Number of shares of common stock, par value $.001, outstanding as of August 20, 2014: 27,355,891.

EXPLANATORY NOTE

Panache Beverage Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to file Exhibit 10.1 (the “Exhibit”) that was inadvertently not filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2014 (the “Original Form 10-Q”).

No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PANACHE BEVERAGE INC.

Date: August 28, 2014	By:	/s/ Michael Romer
Michael Romer Interim Chief Executive Officer and acting Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated as of April 29, 2014, by and between the Company and Thomas Smith. *

31.1	Certification of Chief Executive Officer and Acting Principal Accounting Officer.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.